Form 10-K
period 2011-12-31
USG1, Inc.
filed 2012-03-30
CIK 1512787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-54533

USG1, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2288541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1126 Madison 9517, Fredericktown, Missouri	63645
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:    573-561-4283

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Outstanding at
Class	December 31, 2011

Common Stock, par value $0.0001	6,600,000

Documents incorporated by reference:	None

PART I

Item 1.  Business

USG1, Inc. ("USG1" or the "Company") was incorporated on February 27, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. USG1 has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement. USG1 has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

The Company has no employees and one officer, who is also the sole director.

USG1 intends to help a company become a public reporting company. In the event USG1 is successful in a business combination, our advisors may recommend that the company file a registration statement; most likely on Form S-1, or alternatively that a company first effect a business combination with USG1 and then subsequently file a registration statement. A company may choose to effect a business combination with USG1 before filing a registration statement as such method may be an effective way to obtain exposure to the brokerage community.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2011, USG1 had not generated revenues and had no income or cash flows from operations since inception. The continuation of USG1 as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with USG1. There is no assurance that USG1 will ever be profitable.

Item 2.  Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices in the home of its sole director in Fredericktown, Missouri at no cost to the Company. USG1 has agreed to continue this arrangement until the Company completes a business combination.

Item 3.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities.

Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Since inception, the Company has sold securities which were not registered as follows:

On February 27, 2010 (inception), the Company issued 6,350,000 shares of common stock to 43 individual shareholders at an average price of $.00317 per share for cash in the amount of $20,100. On the same date, the Company issued 250,000 shares of common stock as payment for legal and consulting services at $.00317 per share for a total value of $793.

Item 6.  Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

USG1 has entered into a consulting agreement with Tiber Creek Corporation, a shareholder of the Company, to advise the Company in the Company's search for a target company. Tiber Creek Corporation has a reputation for its experience in this area. Tiber Creek will give its recommendations to the Company on matters relating to the search for and choice of a target company when requested but the Company is solely responsible for locating and targeting potential companies for acquisition and Tiber Creek will not be seeking target companies on behalf of the Company and is under no obligation to locate a target company for the Company.

In the event that USG1 is successful in locating a target company, we may recommend the target company engage Tiber Creek Corporation as consultants in the business combination and to become a public reporting company and for the preparation and filing of a registration statement and the introduction to brokers and market makers. If the target company chooses to enter into business combination with USG1, the registration statement will be prepared after such business combination. The terms of a business combination may provide for redemption of all or part of their stock in USG1, usually at par value.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that USG1 will be successful in locating or negotiating with any target company.

The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

USG1 will not restrict its search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which USG1 may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which USG1 may offer.

In analyzing prospective business opportunities, USG1 may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of USG1 to search for and enter into potential business opportunities.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

USG1 will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

Results of Operations

The Company has received no income and has incurred operating expenses for general corporate upkeep, legal fees and accounting fees. Operations will likely remain similar until USG1 transacts a business combination. Since there is minimal cash on hand, the Company will be reliant on the additional capital from existing shareholders or will need to issue more shares to continue as a going concern.

Liquidity and Capital Resources

The following summarizes the key component of the company’s cash flows for the year ended December 31, 2011 and the period from February 27, 2010 (inception) to December 31, 2010:

Net cash used in operating activities was $6,796 and $22,533 for the year ended December 31, 2011 and for the period from February 27, 2010 (inception) to December 31, 2010, respectively, which were mainly driven by net losses in the amount of $9,309 and $23,334, partially offset by increases in accrued interest and accrued expenses in the amount of $2,513 and $8, respectively. Increases in accrued interest was to record unpaid interest to the CEO of the Company. Increase in accrued expenses was to record unpaid professional fees.

Net cash provided by financing activities was $6,750 and $22,600 for the year ended December 31, 2011 and for the period from February 27, 2010 (inception) to December 31, 2010, respectively. On February 27, 2010 (inception), the Company issued 6,350,000 shares of common stock to 43 individual shareholders at an average price of $.00317 per share for cash in the amount of $20,100. On the same date, the Company issued 250,000 shares of common stock as payment for legal and consulting services at $.00317 per share for a total value of $793. On July 6, 2010, the Company received a loan of $2,500 with written agreement, unsecured, and bearing an interest of 0.43% per annum. During the year ended December 31, 2011, the Company received additional $6,750 from existing shareholders.

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, and (2) short-term borrowings from shareholders or related party when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Item 8.  Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2011 are attached hereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.  Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, she believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

KCCW Accountancy Corp., our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

The Director and Officer of the Company is as follows:

Name	Age	Positions and Offices Held
Kimi Royer	41	President, Secretary, Director

Management of USG1

USG1 has no full time employees. Kimi Royer is the sole officer and director of USG1. Kimi Royer will allocate a limited portion of time to the activities of USG1 without compensation. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of USG1.

There are no agreements or understandings for the officer or director to resign at the request of another person. The above- named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of the director and officer of USG1, all positions and offices with USG1 held, the period during which she has served as such, and the business experience during at least the last five years:

Kimi Royer has served as the director, president and secretary of USG1 since its inception. Ms. Royer has been an active participant in the family's cattle farm and the related beef industry. The Royers have been in the cattle business for over 30 years. Since 2005, Ms. Royer has been active in the real estate market working for United Country Homestead from 2007 to 2008, and is a licensed real estate agent specializing in farm land receiving her real license in the State of Missouri in 2007.

Conflicts of Interest

Tiber Creek Corporation serves as an advisor to USG1 and is one of its shareholders. Tiber Creek is also a shareholder in other "blank check" companies which are seeking business combinations with potential targets. Tiber Creek may be a shareholder in more than one company seeking a business combination and it may serve as an advisor, from time to time, to one or more of these companies seeking a business combination. However, Tiber Creek does not believe any conflict of interest is created because it does not make any management decisions for any such seeking company, serves only to advise the seeking company when requested on the search for target companies and does not select nor assign any such target company for any seeking company.

In addition, any conflict if at all created, may be reduced because Tiber Creek believes there are numerous target opportunities encompassing a wide variety of different industries and businesses, different capital structures, different management structures, different locations, and different operating levels each element of which will singularly appeal differently to companies seeking target companies.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who is the sole shareholder and serves as the sole director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only that person to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one shareholder who serves as the sole corporate director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one shareholder of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

The Company's officer and director does not receive any compensation for her services rendered to the Company, nor has she received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockkholder Matters

The following table sets forth each person known by USG1 to be the beneficial owner of five percent or more of its common stock, all directors individually and all directors and officers of USG1 as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name of	Amount of Beneficial	Percentage of
Beneficial Owner	Ownership	Class (1)

Kimi Royer President and director	550,000	8.33%

Robert Blessing	550,000	8.33%

Preston Jones	550,000	8.33%

Roger Dredge	350,000	5.30%

Trevor Stephens	350,000	5.30%

All Executive Officers and Directors as a Group (1 Person)	550,000	8.33%

(1) Based upon 6,600,000 shares of common stock outstanding.

Item 13.  Certain Relationships and Related Transactions and Director Independence

USG1 has issued a total of 6,600,000 shares of common stock pursuant to Section 4(2) of the Securities Act for a total of $20,100 in cash.

Kimi Royer is the sole officer and director of USG1 and a shareholder of USG1. USG1 has an outstanding unsecured note payable to Ms. Royer in the amount of $2,500 bearing an interest of 0.43% and 0.57% as of December 31, 2011 and December 31, 2010, respectively.

USG1 is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that Ms. Royer would not be considered an independent director if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has limited activities, along with no income and administrative expenses. The Company's president has donated her time in preparation and filing of state and federal required taxes and reports.

Audit Fees

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the year ended December 31, 2011 and the period from February 27, 2010 (inception) through December 31, 2010:

	December 31, 2011	December 31, 2010
Audit Fees	$6,500	$2,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees were for professional services rendered by KCCW for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports, and services that are normally provided by KCCW in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit related fees consist of services by KCCW that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. We incurred these fees in connection with registration statements, financing, and acquisition transaction.

KCCW did not bill any other fees for services rendered to us during the year ended December 31, 2011 and the period from February 27, 2010 (inception) through December 31, 2010 for assurance and related services in connection with the audit or review of our financial statements.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

Audit of Financial Statements

During the year ended December 31, 2011 and the period from February 27, 2010 (inception) through December 31, 2010, KCCW was our principal auditor and no audit work was performed by persons outside of KCCW.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Set forth below are the audited financial statements for USG1 for the period ended December 31, 2011 and 2010. The following financial statements are attached to this report and filed as a part thereof.

USG1, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2011

USG1, INC.

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

USG1, Inc.:

We have audited the accompanying balance sheets of USG1, Inc. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2011 and for the period from February 27, 2010 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USG1, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from February 27, 2010 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company has been in the development stage since its inception (February 27, 2010) and continues to incur expenses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

March 27, 2012

KCCW Accountancy Corp. 22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

USG1, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
Assets	2011	2010

Current Assets
Cash and cash equivalents	$21	$67
Total Current Assets	21	67

Total Assets	$21	$67

Liabilities and Stockholders' Equity

Current Liabilities
Accrued interest - related party	$21	$8
Accrued expenses	2,500	-
Note payable - related party	2,500	2,500
Total Current Liabilities	5,021	2,508

Stockholders' Deficit
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
6,600,000 shares issued and outstanding	660	660
Additional paid-in capital	26,983	20,233
Accumulated deficit	(32,643)	(23,334)
Total Stockholders' Deficit	(5,000)	(2,441)

Total Liabilities and Stockholders' Deficit	$21	$67

The accompanying notes are an integral part of financial statements.

USG1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2011	From February 27, 2010 (Inception) through December 31, 2010	From February 27, 2010 (Inception) through December 31, 2011
Net Revenue	$-	$-	$-

General and Administrative Expenses
Legal and professional expenses	9,000	23,293	32,293
Office supplies	202	-	202
Bank service fees	94	33	127
Total general and administrative expenses	9,296	23,326	32,622

Operating loss	(9,296)	(23,326)	(32,622)

Interest expense	(13)	(8)	(21)

Net Loss before Income Taxes	(9,309)	(23,334)	(32,643)

Income Tax Expense	-	-	-

Net Loss	$(9,309)	$(23,334)	$(32,643)

Loss per common share - basic and diluted	$-	$-	$-
Weighted average shares outstanding, basic and diluted	6,600,000	6,600,000	6,600,000

The accompanying notes are an integral part of financial statements.

USG1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at February 27, 2010, Founders' shares	6,600,000	$660	$20,233	$-	$20,893

Net loss for the period from February 27, 2010 (inception) through December 31, 2010	-	-	-	(23,334)	(23,334)

Balance at December 31, 2010	6,600,000	$660	$20,233	$(23,334)	$(2,441)

Capital Contributions	-	-	6,750	-	6,750

Net loss for the year ended December, 31, 2011	-	-	-	(9,309)	(9,309)

Balance at December 31, 2011	6,600,000	$660	$26,983	$(32,643)	$(5,000)

The accompanying notes are an integral part of financial statements.

USG1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2011	From February 27, 2010 (Inception) through December 31, 2010	From February 27, 2010 (Inception) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,309)	$(23,334)	$(32,643)
Shares issued for legal and consulting services	-	793	793
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accrued interest	13	8	21
Increase in accrued expenses	2,500	-	2,500

Net cash used in operating activities	(6,796)	(22,533)	(29,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stocks	-	20,100	20,100
Proceeds from loans from related party	-	2,500	2,500
Proceeds from capital contributions	6,750	-	6,750

Net cash provided by financing activities	6,750	22,600	29,350

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(46)	67	21
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	67	-	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$21	$67	$21

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of this statement.

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION

USG1, Inc. (“the Company”) was incorporated under the laws of the State of Delaware, U.S. on February 27, 2010.  The Company intends to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with it. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that USG1 will be successful in locating or negotiating with any target company.

The proposed business activities described herein classify USG1 as a “blank check” company. The Securities and Exchange Commission and certain states have enacted statuettes, rules and regulations limiting the public sale of securities of blank check companies. USG1 will not make any efforts to cause a market to develop in its securities until such time as it has successfully implemented its business plan and is no longer classified as a blank check company.

Development Stage Risk

The Company has not earned revenues from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. For the period from February 27, 2010 (inception) through December 31, 2011, the Company has accumulated losses of $32,643.

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2: GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, and (2) short-term borrowings from shareholders or related party when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements have been prepared by the Company. The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Fiscal Year:

The Company’s fiscal year end is December 31.

Cash and Cash Equivalents:

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Share Based Payments:

In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) is now included in ASC 718 “Compensation – Stock Compensation”. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. To date, the Company has not adopted a stock option plan nor granted any stock options.

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Advertising Costs:

The Company expenses all advertising costs in the current period. The results of future benefits from advertising are minimal based upon the type of advertising involved. To date, the Company has not incurred any advertising expenses.

Income Taxes:

Income taxes are accounted for under the assets and liabilities method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net Loss per Common Share:

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. As of December 31, 2011, there were no potentially dilutive securities.

Recently Issued Accounting Pronouncements:

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 120,000,000 shares of stock consisting of 100,000,000 shares of Common Stock with par value of $.0001 per share and 20,000,000 shares of Preferred Stock, par value of $.0001.

On February 27, 2010 (inception), the Company issued 6,350,000 shares of common stock to 43 individual shareholders at an average price of $.00317 per share for cash in the amount of $20,100. On the same date, the Company issued 250,000 shares of common stock as payment for legal and consulting services at $.00317 per share for a total value of $793.

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 5: RELATED PARTY TRANSACTIONS

The parties primarily refer to the shareholders and officers of the Company and corporate entities related to the Company through common ownership.

Note Payable

Note payable to officer amounted to $2,500 as of December 31, 2011 and 2010. The loan was borrowed from the President and Chairman of the Company on July 6, 2010 for short-term with written agreement, unsecured, and bearing an interest of 0.43% and 0.57% per annum as of December 31, 2011 and 2010, respectively. Interest expense incurred for the note payable was $13 for the year ended December 31, 2011 and $8 for the period from February 27, 2010 (inception) through December 31, 2010. Accrued interest amounted to $21 and $8 as of December 31, 2011 and 2010. No interest had been paid as of December 31, 2011.

NOTE 6: SUBSEQUENT EVENTS

In accordance with FASB Accounting Standards Codification Topic 855, “Subsequent Events”, the Company has evaluated subsequent events through March 27, 2012. All subsequent events requiring recognition as of December 31, 2011, have been incorporated into these financial statements and there are no subsequent events that require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG1, Inc.

By:	/s/ Kimi Royer, President

Dated:  March 28, 2012

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Kimi Royer	Director	March 28, 2012