Form 10-Q
period 2012-03-31
USG1, Inc.
filed 2012-05-15
CIK 1512787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number             000-54533

USG1, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2288541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1126 Madison 9517, Fredericktown, Missouri 63645

(Address of principal executive offices) (zip code)

573-561-4283

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
May 14, 2012

Common Stock, par value $0.0001	6,600,000

Documents incorporated by reference:	None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

USG1, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

Page

Unaudited Financial Statements:

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$621	$21
Total Current Assets	621	21

Total Assets	$621	$21

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued interest - related party	$23	$21
Accrued expenses	1,500	2,500
Note payable - related party	2,500	2,500
Total Current Liabilities	4,023	5,021

Stockholders' Deficit
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized, 6,600,000 shares issued and outstanding	660	660
Additional paid-in capital	30,083	26,983
Accumulated deficit	(34,145)	(32,643)
Total Stockholders' Deficit	(3,402)	(5,000)

Total Liabilities and Stockholders' Deficit	$621	$21

The accompanying notes are an integral part of financial statements.

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

			For The Period From
	For The Three Months Ended		February 27, 2010
	March 31,		(Inception) through
	2012	2011	March 31, 2012

Net Revenue	$-	$-	$-

General and Administrative Expenses
Legal and professional expenses	1,500	-	33,793
Office supplies	-	-	202
Bank service fees	-	-	127
Total general and administrative expenses	1,500	-	34,122

Operating loss	(1,500)	-	(34,122)

Interest expense	(2)	(3)	(23)

Net Loss before Income Taxes	(1,502)	(3)	(34,145)

Income Tax Expense	-	-	-

Net Loss	$(1,502)	$(3)	$(34,145)

Loss per common share - basic and diluted	$-	$-	$-
Weighted average shares outstanding, basic and diluted	6,600,000	6,600,000	6,600,000

The accompanying notes are an integral part of financial statements.

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For The Period From
	For The Three Months Ended		February 27, 2010
	March 31,		(Inception) through
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,502)	$(3)	$(34,145)
Shares issued for legal and consulting services	-	-	793
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accrued interest	2	3	23
(Decrease) Increase in accrued expenses	(1,000)	-	1,500
Net cash used in operating activities	(2,500)	-	(31,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stocks	-	-	20,100
Proceeds from loans from related party	-	-	2,500
Proceeds from capital contributions	3,100	-	9,850
Net cash provided by financing activities	3,100	-	32,450

NET INCREASE IN CASH & CASH EQUIVALENTS	600	-	621
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	21	67	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$621	$67	$621

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of financial statements.

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

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

Development Stage Risk

The Company has not earned revenues from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. For the period from February 27, 2010 (inception) through March 31, 2012, the Company has accumulated losses of $34,145.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements:

The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual audited financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations of the Company. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2011 and related notes included therein.

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

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

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

Net Loss per Common Share:

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. For the three months ended March 31, 2012 and 2011, there were no potentially dilutive securities.

Recently Issued Accounting Pronouncements:

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

USG1, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note Payable

Note payable to officer amounted to $2,500 as of March 31, 2012 and December 31, 2011, respectively. The loan was borrowed from the President and Chairman of the Company on July 6, 2010 for short-term with written agreement, unsecured, and bearing an interest of 0.43% per annum. Unpaid interests accrued associated with the note amounted to $23 and $21 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 6: SUBSEQUENT EVENTS

In accordance with FASB Accounting Standards Codification Topic 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of this filing. All subsequent events requiring recognition as of March 31, 2012, have been incorporated into these financial statements and there are no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

INTRODUCTION

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of USG1, Inc (“USG1”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean USG1.

The Company was incorporated in the State of Delaware on February 27, 2010.

NATURE OF BUSINESS

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

As of March 31, 2012, USG1 had not generated revenues and had no income or cash flows from operations since inception. The continuation of USG1 as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with USG1. There is no assurance that USG1 will ever be profitable.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The Company has received no income and has incurred operating expenses for general corporate upkeep and accounting fees. Operations will likely remain similar until USG1 transacts a business combination. Since there is minimal cash on hand, the Company will be reliant on the additional capital from existing shareholders or will need to issue more shares to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had working capital deficit of $3,402. Operating expenses during the three months ended March 31, 2012 totaled $1,500 compared to $0 for the three months ended March 31, 2011. The increase resulted primarily from professional fees incurred related to our public company filing obligations.

Net cash provided by financing activities during the three months ended March 31, 2012 was $3,100, mainly due to additional paid-in capital contributed by our major shareholder, Ms. Kimi Royer, who is also the Chairman and Chief Executive Officer of the Company.

No shares were sold during the three months ended March 31, 2012.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Current assets were mainly cash of $621 as of March 31, 2012. We will be reliant upon additional paid-in capital from shareholder, shareholder loans, private placements or public offerings of equity to fund our operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the three months ended March 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

INFLATION

We do not believe our business and operations have been materially affected by inflation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are as follows:

Use of Estimates

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

Share Based Payments

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

Income Taxes

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

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

ITEM 3.	QUANTATIVIE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

Based upon that evaluation, she believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 27, 2010 (inception), the Company issued 6,350,000 shares of common stock to 43 individual shareholders at an average price of $.00317 per share for cash in the amount of $20,100. On the same date, the Company issued 250,000 shares of common stock as payment for legal and consulting services at $.00317 per share for a total value of $793.

The proceeds of these sales have been used to cover operating, legal, and professional fees since inception.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.
(b)	Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG1, INC

By:	/s/ Kimi Royer
President, Chief Executive Officer

Dated:       May 11, 2012