Form 10-Q/A
period 2012-03-31
USG1, Inc.
filed 2012-07-30
CIK 1512787

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

EXPLANATORY NOTE

USG1, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 15, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule-405 of Regulation S-T.  Exhibit 101 requires the Company’s Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for the purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

USG1, INC

By:	/s/ Kimi Royer
President, Chief Executive Officer

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