Form 10-Q
period 2012-06-30
USG1, Inc.
filed 2012-08-16
CIK 1512787

               SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer                                              Accelerated Filer

   Non-accelerated filer                                                Smaller reporting company X

   (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

                                               Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
August 14, 2012

Common Stock, par value $0.0001	6,600,000

Documents incorporated by reference:	None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USG1, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page

Unaudited Financial Statements:

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4

USG1, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
Assets	2012	2011
	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$621	$21
Total Current Assets	621	21

Total Assets	$621	$21

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued interest - related party	$-	$21
Accrued expenses	6,131	2,500
Note payable - related party	-	2,500
Total Current Liabilities	6,131	5,021

Stockholders' Deficit
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
6,600,000 shares issued and outstanding	660	660
Additional paid-in capital	32,583	26,983
Accumulated deficit	(38,753)	(32,643)
Total Stockholders' Deficit	(5,510)	(5,000)

Total Liabilities and Stockholders' Deficit	$621	$21

The accompanying notes are an integral part of financial statements.

USG1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					For The Period From February 27, 2010 (Inception) through June 30, 2012
	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Revenue	$-	$-	$-	$-	$-

General and Administrative Expenses
Legal and professional expenses	3,423	3,500	4,923	3,500	37,216
Business Taxes and Licenses	1,208	-	1,208		1,208
Office supplies	-	-	-	-	202
Bank service fees	-	-	-	-	127
Total general and administrative expenses	4,631	3,500	6,131	3,500	38,753

Operating loss	(4,631)	(3,500)	(6,131)	(3,500)	(38,753)

Gain on forgiveness of interest payable	24	-	24	-	24
Interest expense	(1)	(3)	(3)	(6)	(24)

Net Loss before Income Taxes	(4,608)	(3,503)	(6,110)	(3,506)	(38,753)

Income Tax Expense	-	-	-	-	-

Net Loss	$(4,608)	$(3,503)	$(6,110)	$(3,506)	$(38,753)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	6,600,000	6,600,000	6,600,000	6,600,000	6,600,000

The accompanying notes are an integral part of financial statements.

USG1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For The Period From February 27, 2010 (Inception) through June 30, 2012
	For The Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,110)	$(3,506)	$(38,753)
Gain on forgiveness of interest payable	(24)	-	-
Shares issued for legal and consulting services	-	-	793
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accrued interest	3	6	-
Increase in accrued expenses	3,631	3,500	6,131
Net cash used in operating activities	(2,500)	-	(31,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stocks	-	-	20,100
Proceeds from capital contributions	3,100	-	12,350
Net cash provided by financing activities	3,100	-	32,450

NET INCREASE IN CASH & CASH EQUIVALENTS	600	-	621
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	21	67	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$621	$67	$621

SUPPLEMENTAL DISCLOSURES:
Non-cash financing activities:
Transfer from Note payable - related party to Additional paid-in capital	$2,500	$-	$-

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Development Stage Risk

The Company has not earned revenues from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. For the period from February 27, 2010 (inception) through June 30, 2012, the Company has accumulated losses of $38,753.

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

Net Loss per Common Share:

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. For the six months ended June 30, 2012 and 2011, there were no potentially dilutive securities.

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

On June 30, 2012, the Company entered a loan conversion agreement with its major shareholder, Ms. Kimi Royer, who is also the Chairman and Chief Executive Officer of the Company. Pursuant to the agreement, Ms. Royer agrees to convert the $2,500 loan provided in June 2010 to the Company to additional paid-in capital and to forgive any accrued interest that has accumulated as of June 30, 2012.

NOTE 5: RELATED PARTY TRANSACTIONS

The parties primarily refer to the shareholders and officers of the Company and corporate entities related to the Company through common ownership.

Note Payable

Note payable to officer amounted to $2,500 as of June 30, 2012 and December 31, 2011, respectively. The loan was borrowed from the President and Chairman of the Company on July 6, 2010 for short-term with written agreement, unsecured, and bearing an interest of 0.43% per annum. Unpaid interests accrued associated with the note amounted to $0 and $21 as of June 30, 2012 and December 31, 2011, respectively.

On June 30, 2012, the Company entered a loan conversion agreement with its major shareholder, Ms. Kimi Royer, who is also the Chairman and Chief Executive Officer of the Company. Pursuant to the agreement, Ms. Royer agrees to convert the $2,500 loan provided in June 2010 to the Company to additional paid-in capital and to forgive any accrued interest that has accumulated as of June 30, 2012. (See Note 4.) In addition, unpaid interests accrued associated with the note amounted to $24 as of June 30, 2012 was recorded as other income for the six months ended June 30, 2012.

NOTE 6: COMMITMENTS AND CONTINGENCIES

On August 10, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canwealth Minerals Corporation, a Delaware corporation (“Canwealth”), and Ms. Kimi Royer as representative of the Company’s stockholders, pursuant to which Canwealth will merge with and into the Company at the closing, as contemplated by the Merger Agreement.

Pursuant to the Merger Agreement, the existing shares of Canwealth common stock will be converted into 44,169,231 shares of the Company’s common stock at the closing.  The existing stockholders of the Company with continue to hold 6,600,000 shares of the Company’s common stock.  As consideration for the merger, Canwealth shall pay $50,000 in the aggregate to the participating stockholders of the Company.  Upon the merger becoming effective, the current officers and directors of the Company will resign and new officers and directors will be appointed.

The closing of the merger is subject to certain closing conditions, such as the delivery of the written consent of the holders of at least 90% of the issued and outstanding shares of the Company common stock approving the terms of the Merger Agreement and the proposed merger.

NOTE 7: SUBSEQUENT EVENTS

In August 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canwealth Minerals Corporation, a Delaware corporation (“Canwealth”), and Ms. Kimi Royer as representative of the Company’s stockholders (See Note 6).

In accordance with FASB Accounting Standards Codification Topic 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of this filing. All subsequent events requiring recognition as of June 30, 2012, have been incorporated into these financial statements and there are no subsequent events that require disclosure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2012, USG1 had not generated revenues and had no income or cash flows from operations since inception. The continuation of USG1 as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with USG1. There is no assurance that USG1 will ever be profitable.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

The Company has received no income and has incurred operating expenses for general corporate upkeep and accounting fees. Operations will likely remain similar until USG1 transacts a business combination. Since there is minimal cash on hand, the Company will be reliant on the additional capital from existing shareholders or will need to issue more shares to continue as a going concern.

Operating expenses during the three months ended June 30, 2012 totaled $4,631 compared to $3,500 for the three months ended June 30, 2011. The increase resulted primarily from professional fees incurred related to our public company filing obligations as well as franchise tax payment to the state of Delaware.

On August 10, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canwealth Minerals Corporation, a Delaware corporation (“Canwealth”), a mining and mineral company headquartered in Canada. Upon the merger becoming effective, the Company would have a material change that will include a change in control and material business operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The Company has received no income and has incurred operating expenses for general corporate upkeep and accounting fees. Operations will likely remain similar until USG1 transacts a business combination. Since there is minimal cash on hand, the Company will be reliant on the additional capital from existing shareholders or will need to issue more shares to continue as a going concern.

Operating expenses during the six months ended June 30, 2012 totaled $6,131 compared to $3,500 for the three months ended June 30, 2011. The increase resulted primarily from professional fees incurred related to our public company filing obligations as well as franchise tax payment to the state of Delware.

On August 10, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canwealth Minerals Corporation, a Delaware corporation (“Canwealth”), a mining and mineral company headquartered in Canada. Upon the merger becoming effective, the Company would have a material change that will include a change in control and material business operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had working capital deficit of $5,510. Operating expenses during the six months ended June 30, 2012 totaled $6,131 compared to $3,500 for the six months ended June 30, 2011. The increase resulted primarily from professional fees incurred related to our public company filing obligations as well as franchise tax payment to the state of Delaware.

Net cash provided by financing activities during the six months ended June 30, 2012 was $3,100, mainly due to additional paid-in capital contributed by our major shareholder, Ms. Kimi Royer, who is also the Chairman and Chief Executive Officer of the Company.

No shares were sold during the six months ended June 30, 2012.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Current assets consisted of cash of $621 as of June 30, 2012. We will be reliant upon additional paid-in capital from shareholders, shareholder loans, private placements or public offerings of equity to fund our operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the six months ended June 30, 2012.

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

ITEM 3.             QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information not required to be filed by Smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

            (a)  Not applicable

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

ITEM 6.  EXHIBITS

            31  Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32  Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            101. INS          XBRL Instance Document

            101. CAL         XBRL Taxonomy Extension Calculation Link base Document

            101. DEF         XBRL Taxonomy Extension Definition Link base Document

            101. LAB         XBRL Taxonomy Label Link base Document

            101. PRE         XBRL Extension Presentation Link base Document

            101. SCH         XBRL Taxonomy Extension Scheme Document

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

Dated:   August 14, 2012