Form 10-K
period 2012-12-31
Canwealth Minerals Corp
filed 2013-04-15
CIK 1512787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-54533

Canwealth Minerals Corporation

(Exact name of registrant as specified in its charter)

USG1, INC.

(Former name of registrant)

Delaware	27-2288541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1376 Perrot Boulevard, Ile Perrot, Quebec, Canada J7V 7P2

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:     (514) 425-2020

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

☐  Yes          ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$   0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Outstanding at
Class	April 11, 2013

Common Stock, par value $0.0001	50,769,231

Documents incorporated by reference:	None

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.     Business

Some of the statements contained in this Annual Report on Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Canwealth Minerals Corporation (formerly USG1, Inc.)(“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

On August 10, 2012, USG1, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Canwealth Minerals Corporation, a Delaware corporation (“Canwealth Delaware”), and Kimi Royer as representative of the USG1 stockholders, pursuant to which Canwealth Delaware would merge with and into USG1 at the closing, as contemplated by the Merger Agreement.

The merger contemplated by the Merger Agreement occurred on February 11, 2013. Upon the closing, the existing shares of Canwealth Delaware common stock converted into 44,169,231 shares of USG1 common stock.  The existing USG1 stockholders continue to hold 6,600,000 shares of USG1 common stock.  As consideration for the merger, Canwealth Delaware agreed to pay $50,000 in the aggregate to the participating stockholders of USG1, which shall be payable as follows:

(i)	Ten Thousand Dollars ($10,000) shall be payable upon a Registration Statement on Form S-1 filed by USG1 being declared effective by the Securities and Exchange Commission; and

(ii)	Forty Thousand Dollars ($40,000) shall be payable upon (i) the filing of a Form 15c2-11 by USG1 and (ii) the shares of USG1 common stock being actively traded on a stock exchange or quotation service.

Prior to the consummation of the merger, the stockholders of Canwealth Minerals Corporation, a company organized on February 1, 2006 under the laws of the Canada Business Corporations Act (“Canwealth Quebec”), contributed their shares of Canwealth Quebec to Canwealth Delaware in exchange for shares of Canwealth Delaware common stock pursuant to contribution agreements dated November 29, 2012. As a result of the foregoing, Canwealth Quebec is a wholly-owned subsidiary of Canwealth Delaware. Following the merger, USG1 succeeded to the mining business and operations of Canwealth Quebec. Prior to the merger, there were no material relationships between USG1 and Canwealth Delaware or between our respective affiliates, directors or officers. All USG1 pre-merger liabilities were settled prior to closing. Upon the effectiveness of the merger, the existing directors and officers of USG1 each resigned and Garth McIntosh was elected as the sole officer and director of USG1.

Before the merger, our corporate name was USG1, Inc. In our Certificate of Merger filing, we changed our corporate name to “Canwealth Minerals Corporation”.  We intend to request a trading symbol change to correspond with our name change at the appropriate time and in accordance with FINRA policies.

The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company. There is no assurance that the Company will ever be profitable.

The narrative below concerns the business and operations of Canwealth Delaware and its subsidiary, Canwealth Quebec.

Description of Our Company and Predecessor

USG1 was incorporated on February 27, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. USG1 has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement. USG1 has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

The Company has no employees and one officer, Garth McIntosh, who is also the sole director.

Following the closing of the merger with Canwealth Delaware, we have succeeded to the mining business and operations of Canwealth Delaware and its subsidiary and plan to continue this business as our sole line of business.

Description of Business

Canwealth Minerals Corporation was incorporated on February 1, 2006. We are a federally chartered, multi-element mineral exploration and mining company located in Quebec with a focus on gold with our main office located in Ile Perrot, Quebec, Canada. Our primary function is to search for viable mineral deposits in the Province of Quebec. At the present time there are 9 mineral properties under our management.

At the present time we hold 9 properties in the lower Grenville province, Abitibi region and the James Bay basin of Quebec. We have a total of 38,573 acres under management. We are engaged in grass roots mineral exploration which includes conventional prospecting, geological and geophysical surveys, applied research and core drilling.

The focused activity of the company is to search for viable mineral deposits in Quebec under a Phase 1 program. Phase 2 will be to stake claims, joint venture or option properties in other mining jurisdictions in Canada. Phase 3 will be to take the company on an international level in a quest for viable mineral deposits. A leadership team will be assembled over the coming year in the form of a geological team which will be actively conducting fieldwork, assessments and assembling data to support new approaches that will expand the scope of our exploration projects. This exploration team will consist of a core group of experienced geologists and geoscientists, consultants and mineral research institutions, all committed to the quest of determining the mineral source(s) of our gold properties. The primary metals include gold, silver, platinum, palladium and base metals and the secondary element is REE (rare earth elements). The minerals are mined from underground or by open pit methods. The minerals are prepared as a concentrate or as a refined product and shipped to local and overseas markets.

Short-Term Goals

Canwealth Delaware will continue to seek out properties for staking land claims, and to perform Phase 1 drilling for core samples on its current mining claims. The focus is to develop a mining plan in which the current resources are best used to bring the most value to the Company. We are looking to prioritize our claims, and devote resources according to this ranking. As wealth builds, this translates into accumulating more resources to devote to the development of the other claims, as all of our claims have merit, however, as we are in the start-up phase, investment resources are our current limiting factor. Outside investors may also be sought to help achieve these goals.

Mid-Term Goals

As the Company grows and builds its name in the industry, we anticipate seeking partnerships with other mining corporations in order to move into full scale mining projects. It takes significant capital to move into this phase in the mining industry, and we realize it will be a huge undertaking to develop all the properties we currently own without outside help. We believe it is better to be part of successful venture by sharing what we currently own, as bringing in other expertise and resources will speed the process. This will elevate our company to new levels by becoming a known supplier to the world of natural resources, both on the open markets and to users of such materials like Lithium or Barium, which cover the electronics industry, medicine, military and many other industries.

Long-Term Goals

Our long-term goal is to develop different branches to our operations, including building a consulting division which will help other start-up companies looking to break into the mining industry. We feel that once we master the knowledge and experience of building a mining company, we will want to work with others, and thereby become the go-to entity for startups. We believe we will be well positioned to become their initial partners and help these Companies attain their goals.

Item 1A.     Risk Factors

Not applicable.

Item 2.     Properties

As of December 31, 2012, the Company had no properties. At December 31, 2012, the Company currently used the offices in the home of its sole director in Fredericktown, Missouri at no cost to the Company.

The narrative below concerns the business and operations of Canwealth Delaware and its subsidiary, Canwealth Quebec.

The Company currently holds 9 mining projects in Canada.

East Bay Gold Camp

The East Bay Gold Camp is located in the James Bay Basin approximately 70 kilometers west of the Elenore, Opinaca Reservoir and 800 kilometers north of Montreal. The claim is 100% owned by Canwealth Minerals Corporation. It is comprised of 6 claim cells totaling 316 hectares or 782 acres. The East Bay Gold camp is located in the Superior Craton of Quebec in a known geological area in the Abitibi Greenstone belt and consists of numerous underlying faults that developed during the Archean period 3.8-2.5 Ga (billion years) these distinct tectonic events host a variety of orogenic gold deposits across the Province of Quebec. The East Bay property is located in close proximity to 2 major gold mining companies with proven reserves. This porphyry mineralized geology is considered highly favorable for the exploration of gold, copper and molybdenum. The East Bay Gold camp is located at GPS location -77 35 29.0 52 18 45.01 and is in an ideal location of a porphyry Copper-gold-molybdenum deposits. This location has opportunity for further expansion for additional claim staking to the west, east and south.

The East Bay Gold camp location was chosen for its lithology and geology. In recent studies by the Ministère des Ressources naturelles et de la Faune significant mineralized zones were identified in the region. Our decision to stake in this region is further supported by the presence of some of the largest gold mining companies in Quebec such as Eastmain Resources Inc. to the north and Resources Minieres Augyva inc, CHS Resources and Exploration Dios Inc. to the west.

Golden Bear

The Golden Bear property is located in the Township of La Vallée-de-la-Gatineau. The Golden Bear claim is owned 100% by Canwealth Minerals Corporation. It is comprised of 9 claim cells totaling 537 hectares or 1327 acres. The 9 claim cells are located in the zone of the Grenville orogeny. This geological formation is considered a highly favorable site for exploration for gold, silver, copper, nickel, PGE (platinum group elements) and REE (rare earth elements).

The Golden Bear property primarily consists of Calc-silicate rocks, marble, dolostone, schist and quartzite geology of the Proterozoic period 2.5 Ga (billion years) to 520 ma (million years). It is classed as a sedimentary rock lithology. Proterozoic type geology dating back to about 2.5 Ga (billion years) to 520 Ma (million years) In contrast to Proterozoic rocks, Archean rocks are often heavily metamorphized deep-water sediments, such as greywacke, mudstone, volcanic sediments and banded iron formations and may contain a variety of base metals rare earth elements. Greenstone belts are typical Archean formations, consisting of alternating units of metamorphosed mafic igneous and sedimentary rocks. The meta-igneous rocks were derived from volcanic island arcs, while the metasediments represent deep-sea sediments eroded from the neighboring island arcs and deposited in a forearc basin Greenstone belts represent sutures between protocontinents.

Golden Ridge

The Golden Ridge property is located in the Townships of Languedoc and Disson approximately 52 kilometers northwest of Amos Quebec in the prolific Abitibi Greenstone Belt. The claim is owned 100% by Canwealth Minerals Corporation. It is comprised of 4 claim cells totaling 227 hectares or 560 acres. The 4 claim cells are located well within the Abitibi Green Stone belt zone of the Grenville province. This orogenic geological structure is considered a highly favorable site for exploration of gold and copper. A recent chip sample program showed a high assay result of .40 gram per/ton of gold and 85.3 ppm copper with other metal anomalies.

The Golden Ridge property is located at GPS location -78 40 15.027 48 51 30.015 and is in an ideal location for orogenic type gold deposits. This location has opportunity for further expansion for additional claim staking to the north, east and west.

The Golden Ridge property is located in an Archean and/or Proterozoic type geology dating back to about 3.8-2.5 Ga (billion years). In contrast to Proterozoic rocks, Archean rocks are often heavily metamorphized deep-water sediments, such as greywacke, mudstone, volcanic sediments, and banded iron formations that contain a variety of base metals rare earth elements. Greenstone belts are typical Archean formations, consisting of alternating units of metamorphosed mafic igneous and sedimentary rocks. The meta-igneous rocks were derived from volcanic island arcs, while the metasediments represent deep-sea sediments eroded from the neighboring island arcs and deposited in a forearc basin Greenstone belts represent sutures between protocontinents.

Highland Gold

The Highland Gold property is located in the Townships of Poirier and Dalet approximately 78 kilometers north of Amos Quebec in the prolific Abitibi Greenstone Belt. The claim is 100% owned by Canwealth Minerals Corporation. It is comprised of 40 claim cells totaling 2248 hectares or 5555 acres. The 40 claim cells are located well within the Abitibi Green Stone belt zone of the Superior geological Province. This orogenic geological structure also known as an epithermal or mesothermal vein structure is considered a highly favorable site for exploration of gold.

The Highland Gold property consists of 36 claim cells located at GPS location -78 19 29.972 49 16 15.012 and 4 additional claim cells located at -78 0 30.036 49 17 37.487. It is in an ideal location for high favorability of porphyry (Copper-gold-molybdenum) deposits and orogenic gold and VMS (volcanogenic massive sulfide) deposits. This location has opportunity for further expansion for additional claim staking to the west east and south.

The Highland Gold property is an ideal location for high favorability of porphyry (Copper-gold-molybdenum) deposits and orogenic gold and VMS (volcanogenic massive sulfide) deposits. This location has opportunity for further expansion for additional claim staking to the east, west and north. The Highland Gold property’s 4 additional claims are located in a chosen area for its lithology and geology. It recent studies by the Ministère des Ressources naturelles et de la Faune identified significant mineralized zones in the region. Our decision to stake in this region is further supported by the presence of some of the biggest gold mining companies in Quebec such as Mines NAP Quebec Ltee (North American Palladium) to the south, Giant Exploration Inc. to the south and Mineraux Maudore Ltee to the west.

Highland Gold #2

The Highland Gold 2 property is located in the Township of Rainboth approximately 90 kilometers north of Amos Quebec in the prolific Abitibi Greenstone Belt. The claim is owned 100% by Canwealth Minerals Corporation. It is comprised of 14 claim cells totaling 786 hectares or 1942 acres. The 14 claim cells are located well within the Abitibi Green Stone belt zone of the Superior geological Province. These orogenic structures also known as an epithermal or mesothermal vein structure is considered a highly favorable geology for exploration of gold, platinum and palladium. There has been documented historical grades in the range of 5-30 g/T. Gold-bearing veins exhibit variable enrichments of As, B, Bi, Hg, Sb, Te, W; Cu, Pb and Zn.

The Highland Gold 2 property consists of 14 claim cells located at GPS location -78 28 26.879 49 21 16.693 and is in an ideal location for high favorability of orogenic gold, platinum and palladium. This location has opportunity for further expansion for additional claim staking to the east, west, north and south.

The Highland Gold property location was chosen for its lithology and geology. Recent studies by the Ministère des Ressources naturelles et de la Faune identified significant mineralized zones in the region. Our decision to stake in this region is further supported by the presence of some of the biggest gold mining companies in Quebec such as Bold Ventures Inc to the east, Enterprises Minieres Globex Inc to the northeast and Explo-Zinc Inc to the northeast.

Lake View

The Lake View gold project is located in the Regional county of Abitibi 55 kilometers northwest of Amos Quebec in the prolific Abitibi Greenstone Belt. The Lake view claim is owned 100% by Canwealth Minerals Corporation. It is comprised of 64 claim cells totaling 3622 hectares or 8951 acres. The 64 claim cells are located well within the Abitibi Green Stone belt zone of the Grenville orogeny. This VMS (Volcanogenic massive sulfide) formation is considered a highly favorable site for exploration for gold, silver, copper, nickel and PGE (platinum group elements).

The Lake View property consists of 64 claim cells located at GPS location -78 33 15.006 48 54 30.003 and is highly favorability for porphyry (Copper-gold-molybdenum) deposits and orogenic gold, platinum and palladium and VMS (volcanogenic massive sulfide) deposits. This location has opportunity for further expansion for additional claim staking to the south and east.

The Lake View property location was chosen for its lithology and geology. Recent studies by the Ministère des Ressources naturelles et de la Faune identified significant mineralized zones in the region. Our decision to stake in this region is further supported by the presence of some of the biggest gold mining companies in Quebec such as Visible Gold Inc to the west, Sementiou to the north and Entreprises Minieres Globex Inc to the south.

Shadow Mountain

The Shadow Mountain project is located in the Township of Ripon. The Shadow Mountain claim is owned 100% by Canwealth Minerals Corporation. It is comprised of 90 claim cells totaling 5400 hectares or 13344 acres. The 90 claim cells are located well within a VMS (Volcanogenic massive sulphide) zone of the Grenville orogeny. This geological formation is considered a highly favorable site for exploration for gold, silver, copper, nickel, PGE (platinum group elements) and REE.

The Shadow Mountain property is located at GPS -75 10 7.841 45 45 35.402 and within a few kilometers to the northeast of Atocha Resources Inc and to the west of Standard Graphite Corp.

Shining Star

The Shining Star project is located in the Township of Sainte-Dominique-du-Rosaire, north of Amos Quebec in the prolific Abitibi Greenstone Belt. The Shining Star claim is owned 100% by Canwealth Minerals Corporation. It is comprised of 24 claim cells totaling 1440 hectares or 3560 acres. The 24 claim cells are located well within the Abitibi Green Stone belt zone of the Grenville orogeny. This geological formation is considered a highly favorable site for exploration for gold, silver, copper, nickel and PGE.

The Shining Star property is located at GPS location -78 40 15.027 48 51 30.015 and is in an ideal location of orogenic gold deposits. This location has opportunity for further expansion for additional claim staking to the north and west.

The Shining Star property location was chosen for its lithology and geology. Recent studies by the Ministère des Ressources naturelles et de la Faune identified significant mineralized zones in the region. Our decision to stake in this region is further supported by the presence of some of the biggest gold mining companies in Quebec such as Visible Gold Mines Inc and Diagnos Inc Tres-or Resources Ltd.

Winsome Lake

The Winsome Lake project is located in the Township of Antoine-Labelle. The Winsome Lake claim is owned 100% by Canwealth Minerals Corporation. It is comprised of 18 claim cells totaling 1060 hectares or 2620 acres. The 18 claim cells are located well within a VMS (Volcanogenic massive sulphide) zone of the Grenville orogeny. This geological formation is considered a highly favorable site for exploration for gold, silver, copper, nickel, PGE and REE.

The Winsome Lake property is located at GPS -78 39 14.98 46 49 0.01 and is fully accessible by gravel and ATV roads. The claim is located within a few kilometers to the north of Consolidated Thompson (Formerly Quinto Mining Corp) iron mine.

Item 3.     Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.     Mine Safety Disclosures

Not applicable.

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

Since inception, the Company has sold securities which were not registered as follows:

On February 27, 2010 (inception), the Company issued 6,350,000 shares of common stock to 43 individual shareholders at an average price of $0.00317 per share for cash in the amount of $20,100. On the same date, the Company issued 250,000 shares of common stock as payment for legal and consulting services at $0.00317 per share for a total value of $793.

On February 11, 2013, subsequent to the period covered under this Report, 44,169,231 shares were issued to two entities as part of the Merger Agreement.

We do not have an equity compensation plan in effect as of the date hereof.

Item 6.     Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-k, includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER, 2012 AND 2011

The Company has received no income and has incurred operating expenses for general corporate upkeep and accounting fees. Operations will likely remain similar until the Company transacts a business combination. Since there is minimal cash on hand, the Company will be reliant on the additional capital from existing shareholders or will need to issue more shares to continue as a going concern.

General and administrative expenses during the three months ended December 31, 2012 totaled $3,180 compared to $3,540 for the three months ended December 31, 2011. The decrease resulted from fewer professional fees incurred related to our public filing obligations.

On August 10, 2012, the Company entered into an Agreement and Plan of Merger with Canwealth Minerals Corporation, a Delaware corporation. The transaction was closed on February 11, 2013, in the period subsequent to this Annual Report. With the merger becoming effective, the Company has had a material change that includes a change in control and material business operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company has received no income and has incurred operating expenses for general corporate upkeep and accounting fees. Operations will likely remain similar until the Company transacts a business combination. Since there is minimal cash on hand, the Company will be reliant on the additional capital from existing shareholders or will need to issue more shares to continue as a going concern.

General and administrative expenses for the year ended December 31, 2012 totaled $11,792 compared to $9,296 for the year ended December 31, 2011. The increase resulted primarily from an increase in business taxes as well as an increase in professional fees incurred related to our public company filing obligations.

On August 10, 2012, the Company entered into an Agreement and Plan of Merger with Canwealth Minerals Corporation, a Delaware corporation. The transaction was closed on February 11, 2013, in the period subsequent to this Annual Report. With the merger becoming effective, the Company has had a material change that includes a change in control and material business operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had working capital deficit of $8,521 and minimal cash on hand.

Net cash provided by financing activities during the year ended December 31, 2012 was $5,750, which was solely contributed by shareholders.

No shares were sold during the year ended December 31, 2012.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Current assets consisted of cash of $82 as of December 31, 2012. We will be reliant upon additional paid-in capital from shareholders, shareholder loans, private placements or public offerings of equity to fund our operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Share Based Payments

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. To date, the Company has not adopted a stock option plan nor granted any stock options.

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

Financial Statement Presentation

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

Our independent registered public accounting firm’s report contains and explanatory paragraph which has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

Item 8.     Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2012 are attached hereto.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

The Board of Directors of the Company determined on April 11, 2013 to dismiss its then accountants, KCCW Accountancy Corp (“KCCW”).

During the period from February 27, 2010 (inception) through April 11, 2013, the Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure and the former accountant's report on the financial statements for the past two years and from February 27, 2010 (inception) through December 31, 2011 did not contain an adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, scope or accounting principles, except for the substantial doubt about the Company’s ability to continue as a going concern. The Company provided KCCW with a copy of this Current Report on Form 8-K prior to filing with the Securities and Exchange Commission (the “SEC”) and requested that KCCW furnish a letter addressed to the SEC stating whether or not KCCW agrees with the statements noted above. A copy of KCCW’s letter, dated April 11, 2013, is filed as Exhibit 16.1 to the Company’s current Report on Form 8-K, filed on April 12, 2013.

Simultaneously on April 11, 2013, the Company engaged the accounting firm of RBSM, LLP (“RBSM”), 805 Third Avenue, Suite 902 New York, New York, 10022.

During the period from February 27, 2010 (inception) through April 11, 2013, the Company did not consult with RBSM regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by RBSM, or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.     Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the Management believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance;

The Director and Officer of the Company is as follows:

Name	Age	Positions and Offices Held

Garth McIntosh	67	President, Secretary, Director

Management of the Company

The Company has no full time employees. Subsequent to the period covered in this Annual Report, the USG1 and Canwealth Delaware completed a business combination, which led to a change in management of the Company. On February 11, 2013, Kimi Royer resigned as the Chief Executive Officer and sole director, and Garth McIntosh was named the Chief Executive Officer and sole director of the Company. Since inception, there has been no compensation to any employees or directors of the Company.

There are no agreements or understandings for the officer or director to resign at the request of another person. The above- named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of the director and officer of the Company, all positions and offices held with the Company, the period during which she has served as such, and the business experience during at least the last five years:

Kimi Royer resigned in the period subsequent to this Annual Report. She had served as the director, president and secretary of USG1 since its inception. Ms. Royer has been an active participant in the family's cattle farm and the related beef industry. The Royers have been in the cattle business for over 30 years. Since 2005, Ms. Royer has been active in the real estate market working for United Country Homestead from 2007 to 2008, and is a licensed real estate agent specializing in farm land receiving her real license in the State of Missouri in 2007.

Garth McIntosh was appointed director, president and secretary of the Company in February 2013. Mr. McIntosh has over 40 years of extensive experience working as a business analyst and consultant for a variety of private and public corporations. He developed a series of unique diagnostic tools for businesses to identify the operational areas that could be improved so as to reduce costs and improve efficiency. Mr. McIntosh also has a strong background in strategic consulting, acquisitions and mergers and corporate turn arounds with private and public companies.

Conflicts of Interest

Tiber Creek Corporation served as an initial advisor to the Company and is one of its shareholders. Tiber Creek is also a shareholder in other "blank check" companies which are seeking business combinations with potential targets. Tiber Creek may be a shareholder in more than one company seeking a business combination and it may serve as an advisor, from time to time, to one or more of these companies seeking a business combination. However, Tiber Creek does not believe any conflict of interest is created because it does not make any management decisions for any such seeking company, serves only to advise the seeking company when requested on the search for target companies and does not select nor assign any such target company for any seeking company.

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

Item 11.     Executive Compensation

The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 11, 2013 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned
ICBS, Ltd.	38,648,077		76.12%
Radcor Inc.	5,521,154		10.88%
Garth McIntosh	0	(1)	-
Directors and Officers as a Group (one person)	0	(1)	-

(1)	Mr. McIntosh is the president, director and a principal shareholder of ICBS, Ltd. Mr. McIntosh disclaims beneficial ownership of the shares of common stock held by ICBS, Ltd.

(2)	Based upon 50,769,231 shares of common stock outstanding.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The Company has issued a total of 6,350,000 shares of common stock pursuant to Section 4(2) of the Securities Act for a total of $20,100 in cash.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that Mr. McIntosh would not be considered an independent director if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has limited activities, along with no income and administrative expenses. Since inception, the Company's president has donated time in preparation and filing of state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2012	December 31, 2011
Audit Fees	$7,000	$6,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	$-	$-

Audit fees were for professional services rendered by RBSM, LLP (“RBSM”) for the audit of our December 31, 2012 annual financial statements. KCCW Accountancy Corporation (“KCCW”) performed the audit of our December 31, 2011 annual financial statements and the review of the financial statements included in our quarterly reports for 2012 and 2011.

Neither RBSM nor KCCW billed for any other fees for services rendered to us during the years ended December 31, 2012 and 2011 for assurance and related services in connection with the audit or review of our financial statements.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

Audit of Financial Statements

For the year ended December 31, 2012 annual financial statements was our principal auditor was RBSM. For the year ended December 31, 2011, our principal auditor was KCCW. No audit work was performed by any other parties during these years.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)   The following Exhibits are filed with this report or incorporated by reference:

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, filed on October 26, 2011.

3.2	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, filed on October 26, 2011.

3.3	Specimen stock certificate of the Registrant, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10, filed on October 26, 2011.

3.4	Merger Certificate, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed February 15, 2013.

10.1	Agreement and Plan of Merger, dated August 10, 2012, by and among Canwealth Minerals Corporation, USG1, Inc. and Kimi Royer, as representative of the USG1 Stockholders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 14, 2012.

10.2	First Amendment to Agreement and Plan of Merger, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 15, 2013.

10.3	Second Amendment to Agreement and Plan of Merger, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed February 15, 2013.

*21.1	Subsidiaries of the Registrant.

*31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1 Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2012

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-3-F-6

Financial Statements:

Balance Sheets as of December 31, 2012 and 2011	F-7

Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from February 27, 2010 (date of inception) through December 31, 2012	F-8

Statements of Changes in Stockholders’ Deficit for the period from February 27, 2010 (date of inception) through December 31, 2012	F-9

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from February 27, 2010 (date of inception) through December 31, 2012	F-10

Notes to Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canwealth Minerals Corporation (formerly USG1, Inc.)

We have audited the accompanying balance sheet of Canwealth Minerals Corporation (formerly USG1, Inc.) (the “Company”), a development stage company as of December 31, 2012 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012 and for the period from February 27, 2010 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying financial statements of the Company for the period from February 27, 2010 (date of inception) through December 31, 2011 were not audited by us. Those statements were audited by other auditors whose report, dated March 27, 2012 expresses an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from February 27, 2010 (date of inception) through December 31, 2011, reflect a net loss of $32,643. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from February 27, 2010 (date of inception) through December 31, 2011 is based solely on the report of such other auditors.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canwealth Minerals Corporation (formerly USG1, Inc.) as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period from February 27, 2010 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company is a development stage company and has not commenced its planned principal operations, has suffered recurring losses since inception and is experiencing difficulty in generating sufficient cash flow to sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 12, 2013

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canwealth Minerals Corporation (formerly USG1, Inc.):

We have audited the accompanying balance sheets of Canwealth Minerals Corporation (formerly USG1, Inc.) (a development stage company) (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2011 and for the period from February 27, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canwealth Minerals Corporation (formerly USG1, Inc.) (a development stage company) as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from February 27, 2010 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the financial statements, the Company has been in the development stage since its inception (February 27, 2010) and continues to incur expenses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

March 27, 2012

KCCW Accountancy Corp. 22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

CANWEALTH MINERALS CORPORATION (FORMERLY USG1, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$82	$21
Total Current Assets	82	21

Total Assets	$82	$21

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$6,103	$-
Accrued interest - related party	-	21
Accrued expenses	2,500	2,500
Note payable - related party	-	2,500
Total Current Liabilities	8,603	5,021

Stockholders' Deficit
Preferred stock - $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 6,600,000 shares issued and outstanding	660	660
Additional paid-in capital	35,233	26,983
Accumulated deficit	(44,414)	(32,643)
Total Stockholders' Deficit	(8,521)	(5,000)

Total Liabilities and Stockholders' Deficit	$82	$21

The accompanying notes are an integral part of financial statements.

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2012	For The Year Ended December 31, 2011	From February 27, 2010 (Inception) through December 31, 2012
Net revenue	$-	$-	$-

General and Administrative Expenses
Legal and professional expenses	10,583	9,000	42,876
Office supplies	-	202	202
Business taxes and licenses	1,208	-	1,208
Bank service fees	1	94	128
Total general and administrative expenses	11,792	9,296	44,414

Operating loss	(11,792)	(9,296)	(44,414)

Gain on forgiveness of interest	24	-	24
Interest expense	(3)	(13)	(24)

Net loss before income taxes	(11,771)	(9,309)	(44,414)

Income tax expense	-	-	-

Net loss	$(11,771)	$(9,309)	$(44,414)

Loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	6,600,000	6,600,000

The accompanying notes are an integral part of financial statements.

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM FEBRUARY 27, 2010
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at February 27, 2010, Founders' shares	6,600,000	$660	$20,233	$-	$20,893

Net loss for the period from February 27, 2010 (inception) through December 31, 2010	-	-	-	(23,334)	(23,334)

Balance at December 31, 2010	6,600,000	$660	$20,233	$(23,334)	$(2,441)

Capital Contributions	-	-	6,750	-	6,750

Net loss for the year ended December, 31, 2011	-	-	-	(9,309)	(9,309)

Balance at December 31, 2011	6,600,000	660	26,983	(32,643)	(5,000)

Additional capital contributions from shareholders	-	-	5,750	-	5,750

Loan converted into additional capital contribution	-	-	2,500	-	2,500

Net loss for the year ended December, 31, 2012	-	-	-	(11,771)	(11,771)

Balance at December 31, 2012	6,600,000	$660	$35,233	$(44,414)	$(8,521)

The accompanying notes are an integral part of financial statements.

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2012	For The Year Ended December 31, 2011	From February 27, 2010 (Inception) through December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,771)	$(9,309)	$(44,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for legal and consulting services	-	-	793
Gain on forgiveness of related party interest	(21)		(21)
Changes in operating liabilities:
Increase in accrued interest	-	13	21
Increase in accounts payable and accrued expenses	6,103	2,500	8,603

Net cash used in operating activities	(5,689)	(6,796)	(35,018)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stocks	-	-	20,100
Proceeds from loans from related party	-	-	2,500
Proceeds from capital contributions	5,750	6,750	12,500

Net cash provided by financing activities	5,750	6,750	35,100

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	61	(46)	82
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	21	67-	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$82	$21	$82

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITES:
Notes payable –related party converted into capital contribution	$2,500	$-	$2,500

The accompanying notes are an integral part of this statement.

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION

Canwealth Minerals Corporation (“the Company”) formerly USG1, Inc. was incorporated under the laws of the State of Delaware, U.S. on February 27, 2010.  The Company intends to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with it. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The proposed business activities described herein classify USG1 as a “blank check” company. The Securities and Exchange Commission and certain states have enacted statuettes, rules and regulations limiting the public sale of securities of blank check companies. The Company will not make any efforts to cause a market to develop in its securities until such time as it has successfully implemented its business plan and is no longer classified as a blank check company.

Following the closing of the merger on February 11, 2013 with Canwealth Delaware, the company has succeeded to the mining business and operations of Canwealth Delaware and its subsidiary and plan to continue this business as its sole line of business.

Development Stage Risk

The Company has not earned revenues from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception. For the period from February 27, 2010 (inception) through December 31, 2012, the Company has accumulated losses of $44,414.

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Company’s ability to execute our business plan will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2: MERGER AND RECAPITALIZATION

On August 10, 2012, USG1, Inc., a Delaware corporation (“USG1”), entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Canwealth Minerals Corporation, a Delaware corporation (“Canwealth Delaware”), and Kimi Royer as representative of the USG1 stockholders, pursuant to which Canwealth Delaware would merge with and into USG1 at the closing, as contemplated by the Merger Agreement. The merger contemplated by the Merger Agreement occurred on February 11, 2013. Upon the closing, the existing shares of Canwealth Delaware common stock will convert into 44,169,231 shares of USG1 common stock. The existing USG1 stockholders will continue to hold 6,600,000 shares of USG1 common stock. As consideration for the Merger, Canwealth Delaware shall pay the Stockholder Representative of USGI an aggregate of Fifty Thousand Dollars ($50,000) (the. "Merger Consideration"), who shall be solely responsible to distribute such Merger Consideration among the non- Dissenting Stockholders (the "Non-Dissenting Stockholders") on a pro rata basis relative to the number of shares of USGI Stock held by each such Non- Dissenting Stockholder prior to the Merger. The Merger Consideration shall be paid by Canwealth Delaware as follows:

(A) Ten Thousand Dollars ($10,000) shall be payable upon a Registration Statement on Form S-1 filed by USG1 being declared effective by the Securities and Exchange Commission; and

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(B) Forty Thousand Dollars ($40,000) shall be payable upon (i) the filing of a Form 15c2-11 by the Surviving Company and (ii) the shares of USGI Stock being actively traded on "stock exchange or quotation service.

Prior to the consummation of the merger, the stockholders of Canwealth Minerals Corporation, a company organized on February 1, 2006 under the laws of the Canada Business Corporations Act (“Canwealth Quebec”), contributed their shares of Canwealth Quebec to Canwealth Delaware in exchange for shares of Canwealth Delaware common stock per contribution agreement dated November 29, 2012. As a result of the foregoing, Canwealth Quebec is a wholly-owned subsidiary of Canwealth Delaware. Following the merger, USG1 succeeded to the mining business and operations of Canwealth Quebec. Prior to the merger, there were no material relationships between USG1 and Canwealth Delaware or Canwealth Quebec or between Company’s respective affiliates, directors or officers. All USG1 pre-merger liabilities were settled prior to closing. Upon the effectiveness of the merger, the existing directors and officers of USG1 each resigned and Garth McIntosh was elected as the sole officer and director of USG1.

NOTE 3: GOING CONCERN

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

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

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

NOTE 4: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements have been prepared by the Company. The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

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

Share Based Payments:

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.. To date, the Company has not adopted a stock option plan nor granted any stock options.

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

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

Net Loss per Common Share:

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. As of December 31, 2012, there were no potentially dilutive securities.

Recently Issued Accounting Pronouncements:

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 120,000,000 shares of stock consisting of 100,000,000 shares of common stock with par value of $0.0001 per share and 20,000,000 shares of preferred stock, par value of $0.0001.

On February 27, 2010 (inception), the Company issued 6,350,000 shares of common stock to 43 individual shareholders at an average price of $0.00317 per share for cash in the amount of $20,100. On the same date, the Company issued 250,000 shares of common stock as payment for legal and consulting services at $0.00317 per share for a total value of $793.

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

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 6: RELATED PARTY TRANSACTIONS

The parties primarily refer to the shareholders and officers of the Company and corporate entities related to the Company through common ownership.

Note Payable

Note payable to officer amounted to $0 and $2,500 as of December 31, 2012 and 2011, respectively. The loan was borrowed from the President and Chairman of the Company on July 6, 2010 for short-term with written agreement, unsecured, and bearing an interest of 0.43% per annum as of December 31, 2012. Interest expense incurred for the note payable was $0 and $13 for the year ended December 31, 2012 and 2011. Accrued interest amounted to $0 and $21 as of December 31, 2012 and 2011.

On June 30, 2012, the Company entered a loan conversion agreement with its major shareholder, Ms. Kimi Royer, who is also the Chairman and Chief Executive Officer of the Company. Pursuant to the agreement, Ms. Royer agrees to convert the $2,500 loan provided in June 2010 to the Company to additional paid-in capital and to forgive any accrued interest that has accumulated as of June 30, 2012 (See Note 5). Unpaid interests accrued associated with the note amounted to $24 as of the conversion date was recorded as other income for the year ended December 31, 2012.

NOTE 7 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss carry forward of $44,414, which expires in the year 2032, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2032	$44,414

Deferred tax asset	6,662
Less valuation allowance	(6,662)
Balance	$—

Net operating loss carry forwards 2012 (estimated)	$44,414
Balance	$44,414

CANWEALTH MINERALS CORPORATION

(FORMERLY USG1, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2012, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	15.00%
State income taxes and other	0.0%

Effective tax rate	15.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$11,771
Subtotal	11,771
Valuation allowance	(11,771)

Net Deferred Tax Asset (Liability)	$—

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2012.

NOTE 9: SUBSEQUENT EVENTS

The merger contemplated in Note 2 occurred on February 11, 2013. Upon the closing, the existing shares of Canwealth Quebec converted into 44,169,231 shares of the Company’s common stock. Before the merger, the Company’s corporate name was USG1, Inc. In Certificate of Merger filing, the Company changed its name to Canwealth Minerals Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canwealth Minerals Corporation

By:	/s/ Garth McIntosh
President (Principal Executive Officer and Principal Accounting Officer)

Dated: April 15, 2013

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Garth McIntosh	Director	April 15, 2013