Form 10-Q
period 2013-03-31
Canwealth Minerals Corp
filed 2013-05-20
CIK 1512787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to _______________

Commission File Number: 000-54533

CANWEALTH MINERALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2288541 (I.R.S. Employer Identification No.)

1376 Perrot Boulevard, Ile Perrot, Quebec, Canada J7V 7P2

 (Address of principal executive offices)

(514) 425-2020

(Issuer's telephone number)

USG1, Inc.

1126 Madison 9517, Fredericktown, Missouri 63645

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer ☐

Non-accelerated filer

☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of May 16, 2013, was 50,769,231.

CANWEALTH MINERALS CORPORATION

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012 and for the period from February 1, 2006 (date of inception) through March 31, 2013	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from February 1, 2006 (date of inception) through March 31, 2013	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the period from February 1, 2006 (date of inception) through March 31, 2013	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures

Item 1.   Financial Statements

 CANWEALTH MINERALS CORPORATION

 (An Exploratory Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalent	$1,349	$424
Other current assets	-	3,601
Total current assets	1,349	4,025

Property and equipment	51,960	51,960

Other assets:
Intangible assets	13,138	13,138
Total other assets	13,138	13,138

Total assets	$66,447	$69,123

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$198,702	$165,711
Convertible note payable	20,102	20,102
Loans from related parties	78,162	80,474
Total current liabilities	296,966	266,287

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized
50,769,231 and 44,169,231 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	5,077	4,417
Additional paid in capital	6,041	-
Other comprehensive income (loss)	3,680	(795)
Deficit accumulated during the exploratory stage	(245,317)	(200,787)
Total stockholders' deficit	(230,519)	(197,164)

Total liabilities and stockholders' deficit	$66,447	$69,123

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

CANWEALTH MINERALS CORPORATION

 (An Exploratory Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period February 1, 2006 (date of inception) through March 31, 2013
Revenue	$ -	$ -	$ -

OPERATING EXPENSES:
Selling, general and administrative	34,818	-	227,013
Total operating expenses	34,818	-	227,013
Loss from operations	(34,818)	-	(227,013)
OTHER INCOME (EXPENSE):
Interest (expense) income	(532)	201	(4,808)

(Loss) income before provision for income taxes	(35,350)	201	(231,821)
Provision for income taxes :
Current	-	-	-
Deferred	-	-	-
Total income taxes	-	-	-

NET (LOSS) INCOME	$(35,350)	$201	$(231,821)
(Loss) Earnings per common share, basic and diluted	$(0.00)	$0.00

Weighted average shares, basic and diluted	50,769,231	44,169,231

Comprehensive loss:
Net (loss) income	(35,350)	201	(231,821)
Cumulative translation gain (loss)	4,475	(1,557)	3,680

Comprehensive loss	$(30,875)	$(1,356)	$(228,141)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period February 1, 2006 (date of inception) through March 31, 2013

	Common Stock				(Deficit) Accumulated During Exploratory Stage
	Shares	Amount	Additional paid in capital	Other comprehensive income		Total
Balance at date of inception, February 1, 2006	-	$-	$-	$-	$-	$-
Issuance of shares for seed capital	44,169,231	4,417	-	-	(4,317)	100
Cumulative translation gain	-	-	-	25	-	25
Net loss	-	-	-	-	(262)	(262)
Balance, December 31, 2009	44,169,231	4,417	-	25	(4,579)	(137)
Cumulative translation gain	-	-	-	209	-	209
Net loss for the year ended December 31, 2010	-	-	-	-	(8,527)	(8,527)
Balance, December 31, 2010	44,169,231	4,417	-	234	(13,106)	(8,455)
Cumulative translation gain	-	-	-	295	-	295
Net loss for the year ended December 31, 2011	-	-	-	-	(18,620)	(18,620)
Balance, December 31, 2011	44,169,231	4,417	-	529	(31,726)	26,780
Cumulative translation loss	-	-	-	(1,324)	-	(1,324)
Net loss	-	-		-	(169,061)	(169,061)
Balance, December 31, 2012	44,169,231	4,417	-	(795)	(200,787)	(197,164)
Effect of reverse acquisition, February 11, 2013	6,600,000	660	-	-	(9,180)	(8,520)
Capital contribution	-	-	6,041	-	-	6,041
Foreign currency translation gain	-	-	-	4,475	-	4,475
Net loss for three months ended March 2013	-	-	-	-	(35,350)	(35,350)

Balance March 31, 2013	50,769,231	$5,077	$6,041	$3,780	$(245,317)	$(230,519)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2013	For the three months March 31, 2012	For the period February 1, 2006 (date of inception) through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net (loss) income	$(35,350)	$201	$(231,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses incurred by related parties on behalf of the Company	-	2,207	28,056
Changes in operating assets and liabilities:
Other current assets	3,601	(232)	-
Accounts payable and accrued liabilities	24,389	36	190,101
Net cash (used in) provided by operating activities	(7,360)	2,140	(13,664)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	-	-	20,102
Cash acquired on acquisition	82	-	82
Repayment of related party loans	(2,312)	-	(13,865)
Capital contribution	6,041	-	6,142
Net cash provided by financing activities	3,811	-	12,461

Effect of foreign exchange gain (loss)	4,474	(2,157)	2,552

Net increase (decrease) in cash and cash equivalents	925	(17)	1,349

Cash and cash equivalents at beginning of period	424	57	-

Cash and cash equivalents at end of period	$1,349	$40	$1,349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased through loans from related parties	$-	$-	$50,833
Intangible assets purchased through loans from related parties	$-	$876	$13,138
Recapitalization effect on reverse acquisition	$9,180	$-	$9,180

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

Notes to Interim Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 1 - NATURE OF OPERATIONS

Canwealth Minerals Corporation was organized on February 1, 2006 under the laws of the Canada Business Corporations Act.

Canwealth’s mission is to develop the mining concessions it has registered in various areas of Northern Quebec, which based on assay reports of preliminary samples taken from these sites, has shown to contain traces of various elements such as gold, silver, copper, rare earth and other such minerals.

The Company, when presented with the opportunity to do so, will seek to register additional land claims in other regions of Quebec, however it is not limited to only that region of North America, or any other area where opportunities may present themselves.  Upon entering into agreements to acquire concessions, the Company will market the properties to mining companies and other interested parties.

The Company’s year end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2013, the Company has accumulated deficit during exploratory stage of $245,317. The Company also owns as of March 31, 2013, mining equipment with an associated cost of $51,960 and mining concessions at a cost of $13,138.

NOTE 2 - MERGER AND RECAPITALIZATION

On August 10, 2012, USG1, Inc., a Delaware corporation (“USG1”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canwealth Minerals Corporation, a Delaware corporation (“Canwealth Delaware”), and Kimi Royer as representative of the USG1 stockholders, pursuant to which Canwealth Delaware would merge with and into USG1 at the closing, as contemplated by the Merger Agreement. The merger contemplated by the Merger Agreement occurred on February 11, 2013. Upon the closing, the existing shares of Canwealth Delaware common stock were converted into 44,169,231 shares of USG1 common stock. The existing USG1 stockholders continued to hold 6,600,000 shares of USG1 common stock. As consideration for the merger, Canwealth Delaware shall pay the stockholder representative of USG1 an aggregate of Fifty Thousand Dollars ($50,000) (the "Merger Consideration"), who shall be solely responsible to distribute such Merger Consideration among the non-dissenting stockholders of USG1 on a pro rata basis relative to the number of shares of USGI Stock held by each such non-dissenting stockholder prior to the merger. The Merger Consideration shall be paid by Canwealth Delaware as follows:

(A)

Ten Thousand Dollars ($10,000) shall be payable upon a Registration Statement on Form S-1 filed by the surviving company of the merger being declared effective by the Securities and Exchange Commission; and

(B)

Forty Thousand Dollars ($40,000) shall be payable upon (i) the filing of a Form 15c2-11 by the surviving company of the merger and (ii) the shares of the surviving company stock being actively traded on a stock exchange or quotation service.

Prior to the merger, the stockholders of Canwealth Minerals Corporation, a company organized on February 1, 2006 under the laws of the Canada Business Corporations Act (“Canwealth Quebec”), contributed their shares of Canwealth Quebec to Canwealth Delaware in exchange for shares of Canwealth Delaware common stock. As a result of the foregoing, Canwealth Quebec is a wholly-owned subsidiary of Canwealth Delaware. Following the merger, USG1 succeeded to the mining business and operations of Canwealth Quebec.

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

Due to a conflict of interest, on November 24, 2012, one of the shareholders and directors of the Corporation sold his 20% interest back to the Corporation for $20 and he resigned from his position on the Board of Directors, all in accordance with the non-concurrence agreements signed by all shareholder and directors. The remaining shareholders and directors approved the transaction on behalf of the company. These 20 shares were re-issued to the remaining shareholders in accordance with their percentage interest in the Company.

Contemporaneously with the merger, the corporate name “USG1, Inc.” was changed to “Canwealth Minerals Corporation”. As a result of the merger, Canwealth Quebec became a wholly-owned subsidiary of Canwealth Minerals Corporation (Delaware) and, accordingly, USG1 succeeded to the mining business and operations of the Canwealth entities.

USG1 is a publicly registered corporation with no significant operations prior to the merger. For accounting purposes, Canwealth Delaware shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. As a result of the recapitalization and change in control, Canwealth Delaware is the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of Canwealth Delaware were carried forward after the completion of the Merger. Operations prior to the Merger were those of Canwealth Delaware.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of financial statements are as follows:

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. There was no effect of implementing 605-25 on the Company's financial position and results of operations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. Actual results could differ materially from the estimates.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2013 cash consists of a checking account.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From February 1, 2006 (date of inception) through March 31, 2013, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were nine mineral properties as of March 31, 2013 presented as intangible assets of $13,138.

 Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers’ compensation and stock compensation accounting versus tax differences.

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of March 31, 2013 and 2012.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which   establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At March 31, 2013 and December 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended March 31, 2013 and December 31, 2012.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Canwealth is the Canadian Dollar (“CAD”). For financial reporting purposes, CAD were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in the results of operations. There has been no significant fluctuation in the exchange rate for the conversion of CAD to USD after the balance sheet date.

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2013 and 2012 and for the period February 1, 2006 (date of inception) through March 31, 2013 consisted of net income and foreign currency translation adjustments.

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
Period-end CAD: USD exchange rate	$0.9830	$1.0051	$ 1.0040
Average Period CAD: USD exchange rate	$1.0250	$1.0040	$ 0.9939

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of March 31, 2013 and December 31, 2012, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

The Company’s principal operations are all carried out in Canada. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Canada, and by the general state of Canadian economy. The Company’s operations in Indonesia are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from February 1, 2006 (date of inception) through March 31, 2013.

Reliance on Key Personnel and Consultants

The Company employs three executive officers. The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current period’s presentation. These reclassifications had no impacts on the reported net loss.

Impact of New Accounting Standards

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its unaudited condensed consolidated financial statements.

NOTE 4 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of March 31, 2013, the Company has a deficit accumulated during exploration stage of $245,317 and has incurred significant operating losses and negative cash flows. For the three months ended March 31, 2013, the Company sustained a net loss of $35,350 compared to a net income of $201 for the three months ended March 31, 2012. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Mining machinery and equipment	$ 51,960	$ 51,960
Total	$ 51,960	$ 51,960

No depreciation has been charged for the three months ended March 31, 2013 and 2012, since the Company is in assembly and testing mode, not in operations.

The above assets has been transferred from ICBS Ltd, a related party (refer note 7).

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001.

As of March 31, 2013 and December 31, 2012, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

As noted earlier, on February 11, 2013, the Company consummated the transactions contemplated by the Merger Agreement that resulted in a reverse merger and a change in control of the Company. The shares of the Company outstanding prior to the closing of the merger are treated as having been issued as of that date, whereas the shares issued in connection with the merger are treated as having been issued since inception for all periods presented.

All reference to common stock shares and per share amounts have been retroactively restated to effect the reverse merger as if the transaction had taken place as of the beginning of the earliest period presented.

Prior to the merger, USG1 had 6,600,000 shares of common stock issued and outstanding.

During the three months ended March 31, 2013, the Company received a capital contribution of $6,041.

In February 2013, in connection with the reverse merger transaction, the Company issued an aggregate of 44,169,231 shares of its common stock in exchange for existing shares of Canwealth Delaware.

As of March 31, 2013 and December 31, 2012, there were 50,769,231 and 44,169,231 shares of common stock issued and outstanding, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of March 31, 2013 and December 31, 2012, the Company has taken loans from shareholders of $78,162 and $80,474, respectively. No formal repayment terms or arrangements existed. The entire above loan are non-interest bearing and payable on demand.

ICBS Ltd. has given a loan to the Company and also transferred the assets worth $51,960 as of March 31, 2013. As of March 31, 2013, the Company acquired intangible asset of $13,138 through loans from related parties.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On October 20, 2012, the Company entered into an agreement with a third party non-affiliate to a 20% interest bearing convertible note for $20,000 due on January 20, 2013, with the conversion features commencing immediately. The note is convertible into 100,000 shares of common stock of the Company.

As of March 31, 2013 and December 31, 2012, the balance in the note and accrued interest was $20,102 and $4,000, respectively.

Subsequent to the date of the financial statements, on May 11, 2013, the note was extended to June 30, 2013.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of March 31, 2013.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

Canwealth Minerals Corporation (“Canwealth Quebec”) was organized on February 1, 2006 under the laws of the Canada Business Corporations Act.  Canwealth Quebec’s mission is to develop the mining concessions it has registered in various areas of Northern Quebec, which based on assay reports of preliminary samples taken from these sites, has shown to contain traces of various elements such as gold, silver, copper, rare earth and other such minerals.

Prior to the consummation of the merger described in the following paragraph, the stockholders of Canwealth Quebec contributed their shares of Canwealth Quebec to Canwealth Minerals Corporation, a Delaware corporation (“Canwealth Delaware”), in exchange for shares of Canwealth Delaware common stock.

On August 10, 2012, USG1, Inc., the Company’s predecessor, entered into an Agreement and Plan of Merger with Canwealth Delaware and Kimi Royer as representative of the USG1 stockholders, pursuant to which Canwealth Delaware would merge with and into USG1.  The closing of the merger as contemplated by the Agreement and Plan of Merger occurred on February 11, 2013. At the closing, the existing shares of Canwealth Delaware common stock converted into 44,169,231 shares of USG1 common stock, and the existing USG1 stockholders continued to hold 6,600,000 shares of USG1 common stock.

Contemporaneously with the merger, the corporate name “USG1, Inc.” was changed to “Canwealth Minerals Corporation”.  As a result of the merger, Canwealth Quebec became a wholly-owned subsidiary of Canwealth Minerals Corporation (Delaware) and, accordingly, USG1 succeeded to the mining business and operations of the Canwealth entities.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2013 and 2012

We reported a net loss of $35,350 during the three months ended March 31, 2013 and a net income of $201 during the three months ended March 31, 2012.

General and administrative expenses were $34,818 for the three months ended March 31, 2013. General and administrative expenses for the three months ended March 31, 2012 were $nil. During the three month period ended March 31, 2013, Canwealth Minerals Corporation completed the merger with USG1, and as a result, incurred legal and professional fees. The $34,818 of operating expenses was primarily due to legal and accounting fees. In the prior year, there were very little transactions that occurred during the same three month period ended March 31, 2012.

The following chart summarizes operating expenses and other income and expenses for the three months ended March 31, 2013 and the three months ended March 31, 2012:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Revenue	$-	$-
OPERATING EXPENSES:
Selling, general and administrative	34,818	-
Total operating expenses	34,818	-

Loss from operations	34,818	-

OTHER INCOME (EXPENSE):
Interest (expense) income	(532)	201

(Loss) income before provision for income taxes	(35,350)	201
Provision for income taxes :
Current	-	-
Deferred	-	-
Total income taxes	-	-

NET (LOSS) INCOME	$(35,350)	$201
Cumulative translation gain (loss)	4,475	(1,557)

Comprehensive loss	$(30,875)	$(1,356)

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of March 31, 2013, the Company had a deficit accumulated during exploration stage of $245,317 and has incurred significant operating losses and negative cash flows. For the three months ended March 31, 2013, the Company sustained a net loss of $35,350 compared to a net income of $201 for the three months ended March 31, 2012.

We have not yet recognized revenues from our operations. The Company will need additional financing which may take the form of equity or debt. In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Current Report on Form 8-K filing with the Securities and Exchange Commission on February 15, 2013. In preparing our financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments. Our estimates are based on historical experience and on future expectations that we believe are reasonable. Actual results are likely to differ from our current estimates, and those differences may be material.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and we are not required to provide the information under this item pursuant to Regulation S-K.

Item 4.   Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, the Management believes that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2013, based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.   Risk Factors

We are a smaller reporting company and we are not required to provide the information under this item pursuant to Regulation S-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2013, the merger contemplated by the Merger Agreement dated August 10, 2012, among USG1, Inc., Canwealth Delaware and Kimi Royer (as representative of the USG1 stockholders) was consummated.  Upon the closing, the existing shares of Canwealth Delaware common stock converted into 44,169,231 shares of USG1 common stock. The shares were issued upon reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None

Item 6.   Exhibits

The following exhibits are furnished with this report:

Exhibit No.

Description

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

** Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canwealth Minerals Corporation

By:      /s/ Garth McIntosh

Garth McIntosh

Chief Executive Officer

Date:   May 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Garth McIntosh

Garth McIntosh

Chief Executive Officer

By:      /s/ Garth McIntosh

Garth McIntosh

Chief Financial Officer

Date:   May 20, 2013