Form 10-Q
period 2013-06-30
Canwealth Minerals Corp
filed 2013-08-19
CIK 1512787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Issuer's common stock as of August 15, 2013, was 50,769,231.

CANWEALTH MINERALS CORPORATION

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2013 and 2012 and for the period from February 1, 2006 (date of inception) through June 30, 2013	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from February 1, 2006 (date of inception) through June 30, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the period from February 1, 2006 (date of inception) through June 30, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures

Item 1.   Financial Statements

 CANWEALTH MINERALS CORPORATION
 (An Exploratory Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$436	$424
Other current assets	-	3,601
Total current assets	436	4,025

Property and equipment	46,626	51,960

Other assets:
Intangible assets	12,685	13,138
Total other assets	12,685	13,138

Total assets	$59,747	$69,123

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$189,065	$165,712
Advances from others	12,180	-
Convertible note payable	20,102	20,102
Loans from related parties	70,998	80,474
Total current liabilities	292,345	266,288

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of June 30, 2013 and December 31, 2012	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized
50,769,231 and 44,169,231 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	5,077	4,417
Additional paid in capital	6,041	-
Other comprehensive income (loss)	6,897	(795)
Deficit accumulated during the exploratory stage	(250,613)	(200,787)
Total stockholders' deficit	(232,598)	(197,165)

Total liabilities and stockholders' deficit	$59,747	$69,123

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

CANWEALTH MINERALS CORPORATION
 (An Exploratory Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period February 1, 2006 (date of inception) through June 30, 2013

Revenue	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	40,048	627	232,243
Total operating expenses	40,048	627	232,243
Loss from operations	(40,048)	(627)	(232,243)
OTHER INCOME (EXPENSE):
Interest (expense) income	(598)	(39)	(4,873)

Loss before provision for income taxes	(40,646)	(666)	(237,116)
Provision for income taxes :
Current	-	-	-
Deferred	-	-	-
Total income taxes	-	-	-

NET LOSS	$(40,646)	$(666)	$(237,116)
Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	50,769,231	44,169,231

Comprehensive loss:
Net loss	(40,646)	(666)	(237,116)
Cumulative translation gain	7,692	291	6,897

Comprehensive loss	$(32,954)	$(375)	$(230,219)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

CANWEALTH MINERALS CORPORATION
 (An Exploratory Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the period February 1, 2006 (date of inception) through June 30, 2013
Revenue	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	5,230	627	232,243
Total operating expenses	5,230	627	232,243
Loss from operations	(5,230)	(627)	(232,243)
OTHER INCOME (EXPENSE):
Interest (expense) income	(66)	(240)	(4,873)

Loss before provision for income taxes	(5,296)	(867)	(237,116)
Provision for income taxes :
Current	-	-	-
Deferred	-	-	-
Total income taxes	-	-	-

NET LOSS	$(5,296)	$(867)	$(237,116)
Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	50,769,231	44,169,231

Comprehensive (loss) income:
Net loss	(5,296)	(867)	(237,116)
Cumulative translation gain	3,217	1,848	6,897

Comprehensive (loss) income	$(2,079)	$981	$(230,219)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

CANWEALTH MINERALS CORPORATION
(An Exploratory Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
For the Period February 1, 2006 (date of inception) through June 30, 2013

	Common Stock
	Shares	Amount	Additional paid in capital	Other comprehensive income	(Deficit) Accumulated During Exploratory Stage	Total

Balance at date of inception, February 1, 2006	-	$-	$-	$-	$-	$-
Issuance of shares for seed capital	44,169,231	4,417	-	-	(4,317)	100
Cumulative translation gain	-	-	-	25	-	25
Net loss	-	-	-	-	(262)	(262)
Balance, December 31, 2009	44,169,231	4,417	-	25	(4,579)	(137)
Cumulative translation gain	-	-	-	209	-	209
Net loss for the year ended December 31, 2010	-	-	-	-	(8,527)	(8,527)
Balance, December 31, 2010	44,169,231	4,417	-	234	(13,106)	(8,455)
Cumulative translation gain	-	-	-	295	-	295
Net loss for the year ended December 31, 2011	-	-	-	-	(18,620)	(18,620)
Balance, December 31, 2011	44,169,231	4,417	-	529	(31,726)	(26,780)
Cumulative translation loss	-	-	-	(1,324)	-	(1,324)
Net loss	-	-		-	(169,061)	(169,061)
Balance, December 31, 2012	44,169,231	4,417	-	(795)	(200,787)	(197,165)
Effect of reverse acquisition, February 11, 2013	6,600,000	660	-	-	(9,180)	(8,520)
Capital contribution	-	-	6,041	-	-	6,041
Foreign currency translation gain	-	-	-	7,692	-	7,692
Net loss for six months ended June 2013	-	-	-	-	(40,646)	(40,646)

Balance June 30, 2013	50,769,231	$5,077	$6,041	$6,897	$(250,613)	$(232,598)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

CANWEALTH MINERALS CORPORATION
(An Exploratory Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2013	For the six months June 30, 2012	For the period February 1, 2006 (date of inception) through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,646)	$(666)	$(237,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses incurred by related parties on behalf of the Company	-	-	28,056
Changes in operating assets and liabilities:
Other current assets	3,601	(194)	-
Accounts payable and accrued liabilities	14,751	(116)	180,462
Net cash used in operating activities	(22,294)	(976)	(28,598)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-	-
Cash acquired on acquisition	82	-	82
Proceeds from issuance of convertible note payable	-	-	20,102
(Repayment of) proceeds from related party loans	(3,689)	718	(15,242)
Proceeds from advances from others	12,180	-	12,180
Capital contribution	6,041	-	6,142
Net cash provided by financing activities	14,614	718	23,264

Effect of foreign exchange gain (loss)	7,692	291	5,770

Net increase in cash and cash equivalents	12	33	436

Cash and cash equivalents at beginning of period	424	57	-

Cash and cash equivalents at end of period	$436	$90	$436

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased through loans from related Parties	$-	$522	$51,876
Intangible assets purchased through loans from related parties	$453	$626	$13,591
Recapitalization effect on reverse acquisition	$9,180	$-	$9,180
Sale of property and equipment to related party	$5,334	$-	$5,334

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

CANWEALTH MINERALS CORPORATION
(An Exploratory Stage Company)
Notes to Interim Unaudited Condensed Consolidated Financial Statements
June 30, 2013

NOTE 1 - NATURE OF OPERATIONS

Canwealth Minerals Corporation (the “Company”) was organized on February 1, 2006 under the laws of the Canada Business Corporations Act.

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

The Company’s fiscal year end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10  Development Stage Entities  (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2013, the Company has accumulated deficit during exploratory stage of $250,613. The Company also owns as of June 30, 2013, mining equipment with an associated cost of $46,626 and mining concessions at a cost of $12,685.

NOTE 2 - MERGER AND RECAPITALIZATION

On August 10, 2012, USG1, Inc., a Delaware corporation (“USG1”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canwealth Minerals Corporation, a Delaware corporation (“Canwealth Delaware”), and Kimi Royer as representative of the USG1 stockholders, pursuant to which Canwealth Delaware agreed to merge with and into USG1 at the closing.  The merger contemplated by the Merger Agreement was consummated on February 11, 2013. Upon the closing, the existing shares of Canwealth Delaware common stock were converted into 44,169,231 shares of USG1 common stock. The existing USG1 stockholders continued to hold 6,600,000 shares of USG1 common stock. As consideration for the merger, Canwealth Delaware shall pay the stockholder representative of USG1 an aggregate of Fifty Thousand Dollars ($50,000) (the "Merger Consideration"), who shall be solely responsible to distribute such Merger Consideration among the non-dissenting stockholders of USG1 on a pro rata basis relative to the number of shares of USGI Stock held by each such non-dissenting stockholder prior to the merger. The Merger Consideration shall be paid by Canwealth Delaware as follows:

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

USG1 was a publicly registered corporation with no significant operations prior to the merger. For accounting purposes, Canwealth Delaware was the surviving entity of the merger. The merger was accounted for using the purchase method of accounting. As a result of the recapitalization and change in control, Canwealth Delaware was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of Canwealth Delaware were carried forward after the completion of the Merger. Operations prior to the Merger were those of Canwealth Delaware.

Due to a conflict of interest, on November 24, 2012, one of the shareholders and directors of the Corporation sold his 20% interest back to the Corporation for $20 and he resigned from his position on the Board of Directors, all in accordance with agreements signed by all shareholders and directors of the Company. The remaining shareholders and directors approved the transaction on behalf of the company. These 20 shares were re-issued to the remaining shareholders in accordance with their respective percentage interests in the Company.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2013 cash consists of a checking account.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From February 1, 2006 (date of inception) through June 30, 2013, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were nine mineral properties as of June 30, 2013 presented as intangible assets of $12,685.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of June 30, 2013 and 2012.

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

At June 30, 2013 and December 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended June 30, 2013 and December 31, 2012.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended June 30, 2013 and 2012 and for the period February 1, 2006 (date of inception) through June 30, 2013 consisted of net income and foreign currency translation adjustments.

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Period-end CAD: USD exchange rate	$0.9694	$1.0051	$0.9732
Average Period CAD: USD exchange rate	$1.0064	$1.0040	$0.9984

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of June 30, 2013 and December 31, 2012, the Company did not have any issued or outstanding stock options.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from February 1, 2006 (date of inception) through June 30, 2013.

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

NOTE 4 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of June 30, 2013, the Company has a deficit accumulated during exploration stage of $250,613 and has incurred significant operating losses and negative cash flows. For the six months ended June 30, 2013, the Company sustained a net loss of $40,646 compared to $666 for the six months ended June 30, 2012. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Mining machinery and equipment	$46,626	$51,960
Total	$46,626	$51,960

No depreciation has been charged for the three and six months ended June 30, 2013 and 2012, since the Company is in assembly and testing mode, not in operations.

The above assets were transferred from ICBS Ltd, a related party (refer note 7).

During the three and six months ended June 30, 2013, the Company sold assets of $5,334 to ICBS Ltd (refer note 7).

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001.
As of June 30, 2013 and December 31, 2012, no preferred stock was issued and outstanding.

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

During the six months ended June 30, 2013, the Company received a capital contribution of $6,041.

In February 2013, in connection with the reverse merger transaction, the Company issued an aggregate of 44,169,231 shares of its common stock in exchange for existing shares of Canwealth Delaware.

As of June 30, 2013 and December 31, 2012, there were 50,769,231 and 44,169,231 shares of common stock issued and outstanding, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of June 30, 2013 and December 31, 2012, the Company has taken loans from shareholders of $70,998 and $80,474, respectively. No formal repayment terms or arrangements existed. The above loans are non-interest bearing and payable on demand.

ICBS Ltd. gave a loan to the Company and also transferred assets worth $46,626 (net of sale to ICBS Ltd. of $5,334 during the six months ended June 30, 2013) as of June 30, 2013. As of June 30, 2013, the Company acquired intangible assets of $12,685 through loans from related parties.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On October 20, 2012, the Company received a $20,000 loan from a non-affiliate which was evidenced by a convertible promissory note due on January 20, 2013 (the maturity date was later extended to June 30, 2013).  This promissory note bears interest at a rate of 20% per annum and is immediately convertible into 100,000 shares of common stock of the Company.

As of June 30, 2013 and December 31, 2012, the principal balance of the convertible promissory note plus accrued interest was $20,102.

Also, during the six months ended June 30, 2013, the Company received advances of $12,180 from the same party for working capital purposes. As of June 30, 2013 and December 31, 2012, balance outstanding was $12,180 and $Nil, respectively.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of June 30, 2013.

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

Results of Operations

Comparison of Results of Operations for the six months ended June 30, 2013 and 2012

We reported a net loss of $40,646 during the six months ended June 30, 2013 and compared to a net loss of $666 during the six months ended June 30, 2012.

General and administrative expenses were $40,048 for the six months ended June 30, 2013. General and administrative expenses for the six months ended June 30, 2012 were $627. During the six month period ended June 30, 2013, Canwealth Minerals Corporation completed the merger with USG1, and as a result, incurred legal and professional fees. Of total general and administrative expenses, $33,230 was primarily due to legal and accounting fees. In the prior year, there were very little transactions that occurred during the same six month period ended June 30, 2012.

The following chart summarizes operating expenses and other income and expenses for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Revenue	$-	$-
OPERATING EXPENSES:
Selling, general and administrative	40,048	627
Total operating expenses	40,048	627

Loss from operations	(40,048)	(627)

OTHER INCOME (EXPENSE):
Interest (expense) income	(598)	(39)

Loss before provision for income taxes	(40,646)	(666)
Provision for income taxes :
Current	-	-
Deferred	-	-
Total income taxes	-	-

NET LOSS	$(40,646)	$(666)
Cumulative translation gain	7,692	291

Comprehensive loss	$(32,954)	$(375)

Comparison of Results of Operations for the three months ended June 30, 2013 and 2012

We reported a net loss of $5,296 during the three months ended June 30, 2013 and compared to a net loss of $867 during the three months ended June 30, 2012.

General and administrative expenses were $5,230 for the three months ended June 30, 2013. General and administrative expenses for the three months ended June 30, 2012 were $627. In the prior period, there were very little transactions that occurred during the same three month period ended June 30, 2012.

The following chart summarizes operating expenses and other income and expenses for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Revenue	$-	$-
OPERATING EXPENSES:
Selling, general and administrative	5,230	627
Total operating expenses	5,230	627

Loss from operations	(5,230)	(627)

OTHER INCOME (EXPENSE):
Interest (expense) income	(66)	(240)

Loss before provision for income taxes	(5,296)	(867)
Provision for income taxes :
Current	-	-
Deferred	-	-
Total income taxes	-	-

NET LOSS	$(5,296)	$(867)
Cumulative translation gain	3,217	1,848

Comprehensive (loss) income	$(2,079)	$981

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of June 30, 2013, the Company had a deficit accumulated during exploration stage of $250,613 and has incurred significant operating losses and negative cash flows. For the six months ended June 30, 2013, the Company sustained a net loss of $40,646 compared to $666 for the six months ended June 30, 2012.

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

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended June 30, 2013 and 2012 were as follows:
	Six Months Ended June 30,
	2013	2012

Net cash used in operating activities	$(22,294)	$(976)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$14,614	$718

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the unaudited condensed consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities relates primarily to advances received, capital contribution and repayment of related party loans.

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

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2013, based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

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

Table of Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canwealth Minerals Corporation

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

Date:	August 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Financial Officer

Date:	August 19, 2013