Form 10-K
period 2013-12-31
Canwealth Minerals Corp
filed 2014-04-15
CIK 1512787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☐  Yes ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2013, the last business day of the registrant’s most recently completed second quarter, as reported on the OTC Bulletin Board, was $NIL.

As of April 11, 2014, the registrant’s issued and outstanding shares were as follows: 50,769,231 shares common stock.

Documents incorporated by reference: None.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

Item 1.     Business

As used in this Annual Report on Form 10-K, references to “Canwealth,” “the Company”, “we”, “our”, “ours”, and “us” refer to Canwealth Minerals Corporation, a Delaware corporation, unless otherwise indicated.

Description of our Company and Predecessor

USG1, Inc., the predecessor to Canwealth, was formed on February 27, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including selected mergers and acquisitions. USG1 had been in the developmental stage since inception and its operations had been limited to issuing shares to its original stockholders and filing a registration statement with the SEC. USG1 registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 12(g) thereof.

Canwealth Minerals Corporation (Canada) (“Canwealth Canada”), was formed on February 1, 2006 under the laws of the Canada Business Corporations Act. Canwealth Canada’s mission is to explore and develop the mining claims it has registered in various areas of Northern Quebec, which based on assay reports of preliminary surface samples taken from these sites, has shown to contain traces of various elements such as gold, silver, copper, REE and other minerals.

Prior to the consummation of the merger described in the following paragraph, the stockholders of Canwealth Canada contributed their shares of Canwealth Canada to a new entity of the same name formed under the laws of the State of Delaware (“Canwealth Delaware”) in exchange for shares of Canwealth Delaware’s common stock. Accordingly, Canwealth Canada became a wholly-owned subsidiary of Canwealth Delaware.

On August 10, 2012, USG1 entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement), with Canwealth Delaware and Kimi Royer as representative of the USG1 stockholders, pursuant to which Canwealth Delaware would merge with and into USG1 at the closing. The merger contemplated by the Merger Agreement occurred on February 11, 2013. Upon the closing, the existing shares of Canwealth Delaware common stock converted into 44,169,231 shares of USG1 common stock. The existing USG1 stockholders continued to hold 6,600,000 shares of USG1 common stock. As consideration for the merger, Canwealth Delaware agreed to pay $50,000 in the aggregate to the participating stockholders of USG1, which shall be payable as follows:

•	$10,000 will be payable upon a registration statement on Form S-1 filed by USG1 being declared effective by the SEC; and

•	$40,000 will be payable upon (i) the filing of a Form 15c2-11 (allowing the submission and publication of quotations by brokers and dealers for certain over-the-counter equity securities) with the SEC by USG1 and (ii) the shares of USG1 common stock being actively traded on a stock exchange or quotation service.

As a result of the merger, USG1 succeeded to the mining business and operations of the Canwealth entities and, contemporaneously with the merger, the corporate name “USG1, Inc.” was changed to “Canwealth Minerals Corporation.” Prior to the merger, there were no material relationships between USG1 and the Company or between our respective affiliates, directors or officers. All USG1 pre-merger liabilities were settled prior to closing. Upon the effectiveness of the merger, the existing directors and officers of USG1 each resigned and Garth McIntosh was elected as the sole officer and director of USG1.

At the present time, our sole activity is acquiring and holding mining claims with respect to six mineral properties located in the lower Grenville province, Abitibi region and the James Bay basin of Quebec. We have not yet generated revenues or begun operations or mine development. We currently have no employees other than our Chief Executive Officer, although we intend to add personnel following this offering.

Description of our Industry

Overview

According to the Mining Association of Canada (“MAC”), the mining industry contributes greatly to Canada’s economic strength, employing 320,000 workers across the country in mineral extraction, smelting, fabrication and manufacturing. The industry’s $35.6 billion contribution to Canada’s gross domestic product in 2011 included $8.5 billion in mineral extraction, and over $27 billion in mineral processing and manufacturing.

Table of Contents	1

Internationally, Canada is one of the leading mining countries and one of the largest producers of minerals and metals. According to the MAC, the industry accounted for 22.8% of the value of Canadian goods exports in 2011, selling a diversified array of minerals abroad. Exports of aluminum, copper, gold, iron and steel, iron ore, nickel, silver, uranium, zinc, diamonds, potash and coal ranged from $1.7 billion to $18.7 billion each.

Canada was the world’s top destination for exploration spending in 2011, hosting 18% of global investment. Australia followed at 13%, the United States at 8% and Mexico at 6%. Canadian exploration spending is focused in many regions, with a strong interest in the North.

Competition

As mentioned earlier, competition in the gold and precious metals industry for desirable quantities, quality, investment capital and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for gold and other precious metals on a global basis. We are an insignificant participant in the gold industry due to our currently limited financial and personnel resources.

Quebec Mining Legislation and Regulation

In Quebec, mining rights are governed by the Mining Act (Quebec) and, subject to limited exceptions, are owned by the province. A mining claim is a mineral right that grants its holder an exclusive right to explore a designated territory for any mineral substances that are part of the public domain, with limited exceptions. Each claim provides access rights to a parcel of land on which exploration work may be performed. However, the claim holder cannot access land that has been granted, alienated or leased by the province for non-mining purposes, or land that is the subject of an exclusive lease to mine surface mineral substances, without first having obtained the permission of the current holder of these rights.

At the time of issuing mining claims that lie within the boundaries of a town or on territories identified as province reserves, the Ministère des Ressources naturelles (Ministry of Natural Resources (Quebec)) (the “MNR”), may impose certain conditions and obligations concerning the work to be performed on the claim. The MNR also reserves the right to modify these conditions in the public’s interest.

A mining claim remains in force for a term of two years from the date it is registered and may be renewed subject to continued exploration work in relation thereto. In order to retain title to mining claims, exploration work (or an equivalent value cash payment) has to be completed in advance and filed with the MNR prior to the date of expiry of the claim. A third party (other than the prior holder of the mining claim) is entitled to acquire a mining claim from the Quebec government 30 days following the expiration of the claim; the prior holder must wait 60 days following expiration to re-acquire a mining claim from the Quebec government.

In Quebec, holders of mining claims must obtain a mining lease from the Quebec government in order to mine and remove valuable mineral substances from the subject land. A mining lease requires annual rent set by Quebec government regulations, which currently ranges from CAD21.50 per hectare (on privately held land) to CAD45 per hectare (on land owned by the province). Mining leases are granted for an initial term of 20 years and are renewable up to three times, each for a duration of ten years. After the third renewal, the MNR may grant an extension thereof on the conditions, for the rental and for the term that the MNR determines.

Description of our Business

Canwealth Minerals Corporation is an exploration stage company located in Ile Perrot, Quebec, Canada formed for the purposes of acquiring, exploring and, if warranted and feasible, developing commercially viable mineral deposits, including gold, silver, platinum, palladium, base metals and REE, in the Province of Quebec. We intend to engage in grass roots mineral exploration which includes conventional prospecting, geological and geophysical surveys, applied research and core drilling.

At the present time, our sole activity is acquiring and holding mining claims with respect to six mineral properties located in the lower Grenville province, Abitibi region and the James Bay basin of Quebec. We have not initiated our exploration program, hired employees, realized any revenues or begun operations or mine development to date. Once we become operational, our focused activity will be to search for viable mineral deposits in Quebec under a Phase 1 program. Our Phase 2 program is expected to involve staking of additional claims, entering into joint ventures with other mining companies and/or optioning properties in other mining jurisdictions in Canada. Our Phase 3 program is expected to involve taking the Company on an international level in a quest for viable mineral deposits.

Table of Contents	2

We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mining claims, that we will discover commercially exploitable levels of mineral resources on our properties, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mining claims possess commercially exploitable mineral deposits. If our claims do not contain any reserves all funds that we spend on exploration will be lost. Currently, we do not have sufficient funds to enable us to commence or complete our exploration program. We will require financing to commence and complete our exploration program.

Following the offering, a leadership team will be assembled in the form of an exploration team which will be actively conducting fieldwork and assessments and assembling data to support new approaches that will expand the scope of our exploration projects. This exploration team will consist of a core group of experienced geologists and geoscientists, mining engineers, consultants and mineral research institutions, all committed to the quest of determining the mineral source(s) of our properties.

Short-Term Goals

Our short term goals include continuing to seek out properties for staking mining claims, hiring a chief geologist and a mining engineer and, under the guidance of our chief geologist and mining engineer, performing Phase 1 drilling for core samples on our current mining claims. The focus is to develop a mining plan in which the current resources are best used to bring the most value to the Company. Our actual approach will be highly contingent on the findings and recommendations of our geologist and mining engineer. Depending on such findings and recommendations, we estimate that our short-term goals will cost approximately $1,100,000-$1,500,000, which we expect to fund with the proceeds of this offering and, if necessary and to the extent available, additional funding from outside investors. This aggregate cost is comprised of the following estimated amounts: geological team: $200,000 – 300,000 per year; drilling/exploration: $600,000 – $800,000; administrative costs: $200,000 – 300,000; and assay reports and laboratory services: $100,000.

Mid-Term Goals

As we grow and build our name in our industry, we anticipate seeking partnerships with other mining companies in order to move into full scale mining projects. It takes significant capital to move into this phase in the mining industry, and we realize it will be a huge undertaking to develop all the properties we currently own without outside assistance. We believe it is better to be part of a successful venture by sharing what we currently own, as bringing in other expertise and resources will speed the process. This will elevate our Company to new levels by becoming a known supplier to the world of natural resources, both on the open markets and to users of such materials like lithium or barium, which cover the electronics industry, medicine, military and many other industries. Since the scope and direction of our mid-term goals will be highly contingent on the recommendations of our geological team and the scale of the mining projects and joint ventures, if any, we ultimately pursue based on our mining partnerships, it is difficult to estimate the cost to achieve our mid-term goals at this time; however, we expect the cost to be substantial and require significant capital. We expect to fund our mid-term goals with the remaining proceeds of this offering, if any, and additional funding from outside investors, if necessary and to the extent available.

Long-Term Goals

Our long-term goal is to develop different branches to our operations, including building a consulting division which will help other start-up companies looking to break into the mining industry. We feel that once we master the knowledge and experience of building a mining company, we will want to work with others, and thereby become the go-to entity for startups. We believe that, if our business plan is carried out as intended, we will be well positioned to become their initial partners and help these companies attain their goals.

Canwealth Mining Claims – Acquisition and Retention of Title

Each of our mining claims that we intend to explore, which are listed on Annex A attached to this prospectus, were initially acquired by an agent of Canwealth, who subsequently transfers the mining claims to us. In order to retain title to each mining claim, we are required, within the two-year claim term, to either spend at least CAD1,200 per claim on exploration of the property underlying the claim, or make a CAD1,200 cash payment to the MNR (or, where applicable, an amount equal to the difference between CAD1,200 and the cost of the exploration work performed on the property underlying the claim). Any amount in excess of CAD1,200 disbursed to perform exploration work on the property may be applied to subsequent terms of the claim. The expiration date, prior to which we must spend at least CAD1,200 on exploration, with respect to each of our mining claims is set forth in Annex A, which is attached to this prospectus. Failure to spend the required exploration costs with respect to any claim prior to its expiration date would cause the claim to lapse and we would risk losing our rights to such claim permanently if our agent is not able to re-acquire the claim on our behalf.

Table of Contents	3

We previously held approximately 260 claims for which we paid our agent CAD56 per claim. Many of those claims lapsed, resulting from our inability to perform the requisite exploration work within the initial two-year term due to a lack of sufficient funding. The Company elected not to re-acquire many of these mining claims because the land underlying certain claims on mineral properties was designated for other uses by the Quebec government which prohibited or significantly restricted mining activities, or because the Company otherwise believed that exploration of such property was not desirable. On August 26, 2013, our agent acquired 140 of the lapsed mining claims and transferred such claims to us for an aggregate purchase price of CAD14,000, which amount was paid by issuing a promissory note to our agent. Such promissory note is non-interest bearing and matures on August 26, 2014. On November 1, 2013, our agent acquired and transferred to us 22 mining claims (including five previously lapsed mining claims of ours) for an aggregate purchase price of CAD2,200, which amount was paid by issuing a promissory note to our agent. Such promissory note is non-interest bearing and matures on November 1, 2014. As a result of the foregoing, we currently own 171 mining claims that we intend to explore with respect to six mineral properties

Accordingly, to date we have paid, by cash or promissory note, approximately CAD31,000 to acquire, and in some cases re-acquire, our mining claims. In order for us to comply with the requirement to spend at least CAD1,200 per claim on exploration costs, we will be required to spend at least an additional CAD205,200 in the aggregate on exploration costs with respect to our 171 current mining claims

Each of our mining claims is a lode claim, entitling us to the minerals within the rocks on the properties subject to our mining claims. No mining leases or other permits are required at the present time because of the early stage of exploration by Canwealth. We expect that our future exploration activities will likely require us to obtain mining leases, but the requirement for, and the scope of, any such mining leases or other permits will be contingent on the findings and recommendations of our geological team. At this early stage, we have not yet identified any current holders of non-mining rights with respect to the parcels of land on which we have mining rights or the extent of permissions or approvals, if any, required from any such holders with respect to our future exploration or mining activities on such land.

Costs and Effects of Compliance with Environmental Laws

In Quebec, the primary provincial regulatory authorities with jurisdiction over the Company's mining operations in respect of environmental matters are the MNR and the Ministry of Sustainable Development, Environment, Wildlife and Parks (Quebec). We currently have no costs to comply with environmental laws concerning our exploration program. Our future exploration and mining programs, if any, may subject us to the costs of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused by exploration or mining activities. The amount of these remedial costs is not known at this time as we do not know the extent of the exploration or mining programs we will undertake. These programs will be determined by our exploration team, led by our mining engineer and chief geologist. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic mineral deposit is discovered.

Employees

We currently have no employees other than our Chief Executive Officer, Garth McIntosh. We intend to retain the services of geologists, engineers and consultants to determine and conduct the exploration programs on our mining claims.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
Table of Contents	4

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Item 1A.     Risk Factors

We are a smaller reporting company and, accordingly, we are not required to provide the information required by this Item.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We currently hold 171 mining claims that we intend to explore with respect to six mining properties in Canada – Highland Gold, Highland Gold #2, Lake View, Shadow Mountain, Shining Star and Winsome Lake. Annex A, which is attached to this prospectus, sets forth the mining claim numbers with respect to each of our properties, as well as the area and expiration date of each mining claim. All of these mining claims are 100% owned by Canwealth.

Each of our properties is accessible by all-terrain vehicle from a nearby road. There is currently no infrastructure at any of our properties and, accordingly, resources such as power and water must be brought to the properties by portable means. Our properties were visited by our former president, though our current management has not personally visited any of the properties.

Our business activities to date have involved only the acquisition of mining claims and conducting assay testing on surface samples. Surface samples were taken from random locations on the Lake View and Shadow Mountain properties in May 2011 and assay testing was conducted on some of these samples. Although surface samples are generally drained by weather and the mineral content in such samples is typically low, the assay reports with respect to these samples indicated traces of various elements such as gold, silver, copper, REE and other minerals on these properties.

Our current proposed program is exploratory in nature. Accordingly, the properties currently are without known reserves. We do not currently have detailed plans of our intended exploration of the properties, as our exploration program for each property will not be known until our exploration team, led by our mining engineer and chief geologist, conducts a comprehensive sampling and analysis (including a review of the topography and history) of each property.

We own mining claims in the East Bay Gold property located in the James Bay Basin in Quebec, but our future mining activities in such property were recently significantly limited by the Quebec government and we do not expect to renew our mining claims in such property upon their expiration in March 2014.  The East Bay Gold property and our mining claims therein have been excluded from any discussion of our mining claims and mining properties in this prospectus.

Table of Contents	5

Highland Gold and Highland Gold #2

The Highland Gold property is located in the Townships of Poirier and Dalet, approximately 78 kilometers north of Amos, Quebec, while the Highland Gold #2 property is located in the Township of Rainboth, approximately 90 kilometers north of Amos, Quebec. The Highland Gold and Highland Gold #2 properties are both located in the prolific Abitibi Greenstone Belt zone of the Superior geological province. The Abitibi Greenstone Belt is one of the largest greenstone belts in the world, developed during the Archean period (3.8-2.5 Ga (billion years)). This orogenic geological structure, also known as an epithermal or mesothermal vein structure, is considered a highly favorable site for the exploration of gold.

In contrast to Proterozoic rocks, Archean rocks are often heavily metamorphized deep-water sediments, such as greywacke, mudstone, volcanic sediments and banded iron formations and may contain a variety of base metals and REE. Greenstone belts are typical Archean formations, consisting of alternating units of metamorphosed mafic igneous and sedimentary rocks. The meta-igneous rocks were derived from volcanic island arcs, while the metasediments represent deep-sea sediments eroded from the neighboring island arcs and deposited in a forearc basin. Greenstone belts represent sutures between protocontinents.

Table of Contents	6

The Highland Gold and Highland Gold #2 properties were chosen for their lithology and geology. The distinct tectonic events that occurred in this region host a variety of orogenic gold deposits across the Province of Quebec. Recent studies by the Ministère des Ressources naturelles et de la Faune (Ministry of Natural Resources and Wildlife (Quebec)) (the “MNRW”), identified significant mineralized zones in this region. Based on these studies, we believe that the Highland Gold property is an ideal location for porphyry (Copper-gold-molybdenum) deposits and orogenic gold and VMS (volcanogenic massive sulfide) deposits, and the Highland Gold #2 property is in an ideal location for orogenic gold, platinum and palladium. The locations of these properties present opportunities for further expansion to surrounding areas.

The work to be performed with respect to the Highland Gold and Highland Gold #2 properties is exploratory in nature. Accordingly, the properties currently are without known mineral reserves.

Lake View

The Lake View property is located in the regional county of Abitibi, 55 kilometers northwest of Amos, Quebec in the prolific Abitibi Greenstone Belt. The Lake View property was chosen for its lithology and geology. Recent studies by the MNRW identified significant mineralized zones in the region. Based on these studies and the results of the assay testing conducted on surface samples taken from this property, we believe that the Lake View property is highly favorable for the exploration of porphyry (Copper-gold-molybdenum) deposits and orogenic gold, platinum and palladium and VMS (volcanogenic massive sulfide) deposits, and presents opportunities for expansion to the south and east.

The work to be performed with respect to the Lake View property is exploratory in nature. Accordingly, the property currently is without known mineral reserves.

Table of Contents	7

Shadow Mountain

The Shadow Mountain project is located in the Township of Ripon, well within a VMS zone of the Grenville orogeny. This geological formation is considered a highly favorable site for exploration for gold, silver, copper, nickel, PGE (platinum group elements) and REE, a point corroborated by the assay testing conducted on surface samples taken from this property.

The work to be performed with respect to the Shadow Mountain property is exploratory in nature. Accordingly, the property currently is without known mineral reserves.

Shining Star

The Shining Star property is located in the Township of Sainte-Dominique-du-Rosaire, north of Amos Quebec in the prolific Abitibi Greenstone belt zone of the Grenville orogeny. The Shining Star property location was chosen for its lithology and geology. This geological formation is considered a highly favorable site for exploration for gold, silver, copper, nickel and PGE, and we believe that the Shining Star property is in an ideal location of orogenic gold deposits. This location presents opportunities for further expansion to the north and west.

Table of Contents	8

The work to be performed with respect to the Shining Star property is exploratory in nature. Accordingly, the property currently is without known mineral reserves.

Winsome Lake

The Winsome Lake project is located in the Township of Antoine-Labelle, well within a VMS zone of the Grenville orogeny. This geological formation is considered a highly favorable site for exploration for gold, silver, copper, nickel, PGE and REE.

The work to be performed with respect to the Winsome Lake property is exploratory in nature. Accordingly, the property currently is without known mineral reserves.

The Company does not own any real property, and leases its principal executive office located at 1376 Perrot Boulevard, Ile Perrot, Quebec, Canada J7V 7P2.

Item 3.     Legal Proceedings

There are no material pending legal proceedings to which we or our subsidiary is a party or of which any of our, or our subsidiary’s, property is the subject.

Item 4.     Mine Safety Disclosures

Not applicable.

Table of Contents	9

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities. In December 2013, the Company’s Registration Statement on Form S-1 registering 15,000,000 shares of the Company’s common stock was declared effective by the Securities and Exchange Commission (the “SEC”), however, no shares have been sold pursuant to the Company’s registration statement yet.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board, a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board; only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible to be quoted on the OTC Bulletin Board.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Stock Market. In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded in the future.

As of April 11, 2014, there were approximately 46 holders of record of our common stock. To date, no dividends have been declared with respect to our common stock.

We do not have an equity compensation plan in effect as of the date hereof.

During the period covered by this Annual Report, the Company sold equity securities that were not registered under the Securities Act as follows:

On February 11, 2013, upon consummation of the merger contemplated by the Merger Agreement dated August 10, 2012 among USG1, Canwealth Delaware and Kimi Royer (as representative of the USG1 stockholders), 44,169,231 unregistered shares of our common stock were issued to the stockholders of Canwealth Delaware in exchange for their shares of Canwealth Delaware. Our shares of common stock were so issued in reliance on the exemption from the registration requirements of the Securities Act provided in Section 4(2) thereof.

Item 6.     Selected Financial Data.

We are a smaller reporting company and, accordingly, we are not required to provide the information required by this Item.

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

Table of Contents	10

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

We have received no income and have incurred operating expenses for general corporate overhead and accounting fees. Since there is minimal cash on hand, we will be reliant on the additional capital from existing shareholders or will need to issue more shares to continue our business plan.

General and administrative expenses for the year ended December 31, 2013 totaled $102,248 compared to $164,946 for the year ended December 31, 2012. The decrease resulted primarily from a decrease in professional fees incurred in 2013 related to our public company filing obligations and management fees.

Interest expense for the year ended December 31, 2013 was $764 as compared to $4,115 for the year ended December 31, 2012. The decrease was due to the cancellation of interest by non-related parties.

The following chart summarizes operating expenses and other income and expenses for the years ended December 31, 2013 and 2012:

	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenue	$-	$-
OPERATING EXPENSES:
Selling, general and administrative	102,248	164,946
Total operating expenses	102,248	164,946

Loss from operations	(102,248)	(164,946)

OTHER INCOME (EXPENSE):
Interest expense	(764)	(4,115)

(Loss) income before provision for income taxes	(103,012)	(169,061)
Provision for income taxes :
Current	-	-
Deferred	-	-
Total income taxes	-	-

NET (LOSS) INCOME	$(103,012)	$(169,061)
Cumulative translation (loss) gain	12,338	(1,324)

Comprehensive loss	$(90,674)	$(170,385)

Liquidity and Capital Resources

The accompanying audited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of December 31, 2013, the Company had a deficit accumulated during exploration stage of $312,979 and has incurred significant operating losses and negative cash flows.

To date we have paid, by cash or promissory note, approximately CAD26,000 (approximately US$25,000) to acquire (and in some cases re-acquire) our mining claims, and we expect to pay at least an additional CAD205,200 (approximately US$193,000) in the aggregate on mandated exploration costs with respect to our 171 current mining claims that we intend to explore. We expect our material commitments for capital expenditures in the foreseeable future to relate to securing and maintaining mining claims, and the exploration of our mining properties. Beyond the commitments mentioned above, we will not know the extent of our future material commitments until our exploration team is engaged and develops our business plan.

We have not yet recognized revenues from our operations. We will need additional financing which may take the form of equity or debt. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

Table of Contents	11

The accompanying audited consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

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

Critical Accounting Policies

Our critical accounting policies are as follows:

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash consists of a checking account.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From February 1, 2006 (date of inception) through December 31, 2013, the Company had not incurred any mine development costs.

Table of Contents	12

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. Our mining properties as of December 31, 2013 and 2012 presented as intangible assets of $24,233 and $13,138, respectively. The Company had nine mineral properties as of December 31, 2012, but many of our mining claims on mineral properties subsequently lapsed, resulting from the Company’s inability to perform the requisite exploration work within the initial two-year term due to a lack of sufficient funding. The Company elected not to re-acquire many of these mining claims because the land underlying certain claims on mineral properties was designated for other uses by the Quebec government which prohibited or significantly restricted mining activities, or because the Company otherwise believed that exploration of such property would not be desirable. Although the Company re-acquired many of the lapsed mining claims, the number of mineral properties was reduced from nine to five properties as of September 30, 2013. On November 1, 2013, the Company acquired additional mining claims (including some previously lapsed claims), increasing the number of mineral properties from five to six properties.

Share-Based Payments

The Company accounts for its stock based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. To date, the Company has not adopted a stock option plan nor granted any stock options.

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

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and December 31, 2012.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Canwealth is the Canadian Dollar, or CAD. For financial reporting purposes, CAD were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Table of Contents	13

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2013 and 2012 and for the period February 1, 2006 (date of inception) through December 31, 2013 consisted of net income and foreign currency translation adjustments.

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2013	December 31, 2012
Period-end CAD: USD exchange rate	$0.9399	$1.0051
Average Period CAD: USD exchange rate	$0.9710	$1.0040

Concentration and Credit Risk

The Company’s principal operations are all carried out in Canada. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Canada, and by the general state of the Canadian economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from February 1, 2006 (date of inception) through December 31, 2013.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and, accordingly, we are not required to provide the information required by this Item.

Item 8.     Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2013 are attached hereto.

Table of Contents	14

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this Annual Report that require disclosure under this item.

Item 9A.     Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of individuals who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time and not in the interest of our shareholders.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Table of Contents	15

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance;

Our sole officer and director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and positions of our sole executive officer and director as of the date of this Annual Report are as follows:

Name	Age	Position

Garth McIntosh 1376 Perrot Boulevard Ile Perrot, Quebec, Canada J7V 7P2	68	President and Chief Executive Officer, and sole Director

Garth McIntosh has served as our sole director, President, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer since the completion of the merger between USG1 and Canwealth Delaware in February 2013. Mr. McIntosh has over 40 years of extensive experience working as an executive officer, business analyst and consultant for a variety of private and public corporations. Since 2001, Mr. McIntosh has been performing consulting services as the President and Chief Executive Officer of ICBS Ltd., an investment firm that also provides advisory services with respect to mergers and acquisitions. From 1999 to 2001, Mr. McIntosh served as the President and Chief Executive Officer of Reaction Industries, a manufacturer of adult walking aids; from 1996 to 1998, Mr. McIntosh served as the President and Chief Executive Officer of JF Ink and Color, a manufacturer of printing inks; and from 1990 to 1995, Mr. McIntosh served as the President and Chief Executive Officer of Defender Metal, a designer and manufacturer of ground support equipment for the airline industry. Mr. McIntosh has not had prior experience in the mining industry. Mr. McIntosh does not have any expertise in finance and accounting, or experience as a principal financial officer or principal accounting officer in a public company. We will employ a duly qualified individual to serve in such capacities on behalf of our Company once we become sufficiently capitalized.

To our knowledge, Mr. McIntosh has not during the past ten years (i) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) had any bankruptcy petition filed by or against the business or property of such person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity; (iv) been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; (v) been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (vi) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who is the sole shareholder and serves as the sole director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and

Table of Contents	16

enforcement of such a code would be by the same person and only that person to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this Code of Ethics.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of its board of directors. At this time, the Company consists of one shareholder who serves as the sole director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one shareholder of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. During and/or with respect to the fiscal year ended December 31, 2013, each of (i) Garth McIntosh, the CEO and sole director of the Company, (ii) ICBS Ltd., a beneficial owner of more than 10% of the Company’s common stock and (iii) Radcor Inc., a beneficial owner of more than 10% of the Company’s common stock, filed a Form 3 initial statement of beneficial ownership of securities of the Company on a timely basis. Other than as disclosed in the previous sentence, to the Company’s knowledge, no director, officer or beneficial owner of more than 10% of any class of registered equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2013.

Item 11.     Executive Compensation

The Company has not paid any executive compensation in the two most recent fiscal years. The Company's sole officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. Such officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company has not paid any director compensation in the two most recent fiscal years. The Company does not have a compensation committee for the reasons as described above.

Table of Contents	17

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	ICBS, Ltd. (1) 1376 Perrot Boulevard Ile Perrot, Quebec, Canada J7V 7P2	38,648,077	(1)	76.12%
	Radcor Inc. (2) 4915 De Salaberry, Ste 104 Saint Laurent, Quebec H4J 1H8	5,521,154	(2)	10.88%
	Garth McIntosh (1)	38,648,077	(1)	76.12%
	1376 Perrot Boulevard Ile Perrot, Quebec, Canada J7V 7P2
	Perry Radin (2) 4915 De Salaberry, Ste 104 Saint Laurent, Quebec H4J 1H8	5,521,154	(2)	10.88%

	Directors and Officers as a Group (one person)	38,648,077		76.12%

(1)	Mr. McIntosh is the president, director and a principal shareholder of ICBS, Ltd.
(2)	Perry Radin is the sole director and sole holder of voting stock of Radcor Inc.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

There have not been any transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person of the Company had or will have a direct or indirect material interest.

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

	December 31, 2013	December 31, 2012
Audit Fees	$15,000	$7,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	$—	$—

Table of Contents	18

Audit fees were for professional services rendered by Paritz & Company, P.A. (“P&C”) for the audit of our December 31, 2013 annual financial statements and RBSM, LLP (“RBSM”) for the audit of our December 31, 2012 annual financial statements. KCCW Accountancy Corporation (“KCCW”) performed a review of the financial statements included in our quarterly reports for 2012.

None of P&C, RBSM or KCCW billed for any other fees for services rendered to us during the years ended December 31, 2013 and 2012 for assurance and related services in connection with the audit or review of our financial statements.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

Audit of Financial Statements

For the year ended December 31, 2013 annual financial statements was our principal auditor was P&C. For the year ended December 31, 2012 annual financial statements was our principal auditor was RBSM. No audit work was performed by any other parties during these years.

Table of Contents	19

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)   The following Exhibits are filed with this Annual Report or incorporated by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, filed on October 26, 2011.

3.2	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, filed on October 26, 2011.

3.3	Specimen stock certificate of the Registrant, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10, filed on October 26, 2011.

3.4	Certificate of Merger, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed February 15, 2013.

10.1	Agreement and Plan of Merger, dated August 10, 2012, by and among Canwealth Minerals Corporation, USG1, Inc. and Kimi Royer, as representative of the USG1 Stockholders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 14, 2012.

10.2	First Amendment to Agreement and Plan of Merger, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 15, 2013.

10.3	Second Amendment to Agreement and Plan of Merger, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed February 15, 2013.

*21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed on July 8, 2013.

*31.1	Certification of the chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Table of Contents	20

CANWEALTH MINERALS CORPORATION

FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2013

Table of Contents	21

CANWEALTH MINERALS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1, F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from February 27, 2010 (date of inception) through December 31, 2013	F-4

Consolidated Statement of Changes in Stockholders’ Deficit for the period from February 27, 2010 (date of inception) through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from February 27, 2010 (date of inception) through December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

Table of Contents	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canwealth Minerals Corporation

We have audited the accompanying consolidated balance sheet of Canwealth Minerals Corporation (the “Company”), an exploration stage company as of December 31, 2013 and the related statements of comprehensive loss, stockholders’ deficit and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canwealth Minerals Corporation as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the accompanying financial statements, the Company has a deficit accumulated during the exploration stage of $312,979 and has incurred significant operating losses and negative cash flow since inception. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/Paritz & Company P.A.

Hackensack, New Jersey

April 7, 2014

Table of Contents	F-1

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the accompanying financial statements, the Company is a development stage company and has not commenced its planned principal operations, has suffered recurring losses since inception and is experiencing difficulty in generating sufficient cash flow to sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 12, 2013

Table of Contents	F-2

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalent	$466	$424
Other current assets	—	3,601
Total current assets	466	4,025

Property and equipment	43,063	51,960

Other assets:
Intangible assets	24,233	13,138
Total other assets	24,233	13,138

Total assets	$67,762	$69,123

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$217,296	$165,712
Loans private individual	22,558	20,102
Loans from non-related parties	54,775	—
Loans from related parties	63,451	80,474
Total current liabilities	358,080	266,288

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized 50,769,231 and 44,169,231 shares issued and outstanding as of December 31, 2013 and 2012	5,077	4,417
Additional paid in capital	6,041	—
Other comprehensive (loss) income	11,543	(795)
Deficit accumulated during the exploratory stage	(312,979)	(200,787)
Total stockholders' deficit	(290,318)	(197,165)

Total liabilities and stockholders' deficit	$67,762	$69,123

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period February 1, 2006 (date of inception) through December 31, 2013
Revenue	$—	$—	$—

OPERATING EXPENSES:
Selling, general and administrative	102,248	164,946	294,443
Total operating expenses	102,248	164,946	294,443

Loss from operations	(102,248)	(164,946)	(294,443)

OTHER INCOME (EXPENSE):
Interest expense	(764)	(4,115)	(5,040)

Loss before provision for income taxes	(103,012)	(169,061)	(299,483)

Provision for income taxes :	—	—	—

NET LOSS	$(103,012)	$(169,061)	$(299,483)
Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares, basic and diluted	49,955,532	44,169,231

Comprehensive loss:
Net loss	(103,012)	(169,061)	(299,483)
Cumulative translation (loss) gain	12,338	(1,324)	11,543

Comprehensive loss	$(90,674)	$(170,385)	$(287,940)

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-4

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period February 1, 2006 (date of inception) through December 31, 2013

	Common Stock				Deficit Accumulated During
	Shares	Amount	Additional paid in capital	Other comprehensive income	Exploratory Stage	Total
Balance at date of inception, February 1, 2006	—	$—	$—	$—	$—	—
Issuance of shares for seed capital	44,169,231	4,417	—	—	(4,317)	100
Foreign currency translation adjustment	—	—	—	25	—	25
Net loss	—	—	—	—	(262)	(262)
Balance, December 31, 2009	44,169,231	4,417	—	25	(4,579)	(137)
Foreign currency translation adjustment	—	—	—	209	—	209
Net loss for the year ended December 31, 2010	—	—	—	—	(8,527)	(8,527)
Balance, December 31, 2010	44,169,231	4,417	—	234	(13,106)	(8,455)
Foreign currency translation adjustment	—	—	—	295	—	295
Net loss for the year ended December 31, 2011	—	—	—	—	(18,620)	(18,620)
Balance, December 31, 2011	44,169,231	4,417	—	529	(31,726)	(26,780)
Foreign currency translation adjustment	—	—	—	(1,324)	—	(1,324)
Net loss	—	—	—	—	(169,061)	(169,061)
Balance, December 31, 2012	44,169,231	4,417	—	(795)	(200,787)	(197,165)
Effect of reverse acquisition, February 11, 2013	6,600,000	660	—	—	(9,180)	(8,520)
Capital contribution	—	—	6,041	—	—	6,041
Foreign currency translation adjustment	—	—	—	12,338	—	12,338
Net loss for the year ended December 31, 2013	—	—	—	—	(103,012)	(103,012)
Balance, December 31, 2013	50,769,231	$5,077	$6,041	$11,543	$(312,979)	(290,318)

The accompanying notes are an integral part of these financial statements

Table of Contents	F-5

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period February 1, 2006 (date of inception) through December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(103,012)	$(169,061)	$(299,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses incurred by related parties on behalf of the Company	—	—	28,056
Changes in operating assets and liabilities:
Other current assets	3,601	273	—
Accounts payable and accrued liabilities	51,585	163,057	217,296
Net cash used in operating activities	(47,826)	(5,731)	(54,131)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired on acquisition	82	—	82
Capital contribution	6,041	—	6,141
Repayment of loan from related party	(17,023)	(11,553)	(29,571)
Proceeds from issuance of convertible note payable	2,456	20,102	18,798
Proceeds from advances from others	54,775	—	54,775
Net cash provided by financing activities	46,331	8,549	50,225

Effect of foreign exchange gain (loss)	1,537	(2,451)	4,372

Net increase in cash and cash equivalents	42	367	466

Cash and cash equivalents at beginning of period	424	57	—

Cash and cash equivalents at end of period	$466	$424	$466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased through loans from related parties	$(1,127)	$—	$50,833
Intangible assets purchased through loans from related parties	$(11,095)	$(1,043)	$(23,688)
Recapitalization effect	$9,180	$4,317	$13,497
Sale of property and equipment to related party	$10,024	$—	$10,024

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-6

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

The Company’s year end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2013, the Company has accumulated losses of $312,979. The Company also owns as of December 31, 2013, mining equipment with an associated cost of $43,063 and mining concessions at a cost of $24,233.

NOTE 2 - MERGER AND RECAPITALIZATION

On August 10, 2012, USG1, Inc., a Delaware corporation (“USG1”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canwealth Minerals Corporation, a Delaware corporation (“Canwealth Delaware” or “the Company”), and Kimi Royer as representative of the USG1 stockholders, pursuant to which Canwealth Delaware would merge with and into USG1 at the closing, as contemplated by the Merger Agreement. The merger contemplated by the Merger Agreement occurred on February 11, 2013. Upon the closing, the existing shares of Canwealth Delaware common stock were converted into 44,169,231 shares of USG1 common stock. The existing USG1 stockholders continued to hold 6,600,000 shares of USG1 common stock. As consideration for the merger, Canwealth Delaware shall pay the stockholder representative of USG1 an aggregate of Fifty Thousand Dollars ($50,000) (the “Merger Consideration”), who shall be solely responsible to distribute such Merger Consideration among the non-dissenting stockholders of USG1 on a pro rata basis relative to the number of shares of USGI Stock held by each such non-dissenting stockholder prior to the merger. The Merger Consideration shall be paid by Canwealth Delaware as follows:

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

Table of Contents	F-7

Due to a conflict of interest, on November 24, 2012, one of the shareholders and directors of the Corporation sold his 20% interest back to the Corporation for $20 and he resigned from his position on the Board of Directors, all in accordance with the non-concurrence agreements signed by all shareholders and directors. The remaining shareholders and directors approved the transaction on behalf of the company. These 20 shares were re-issued to the remaining shareholders in accordance with their percentage interest in the Company.

Contemporaneously with the merger, the corporate name “USG1, Inc.” was changed to “Canwealth Minerals Corporation”. As a result of the merger, Canwealth Quebec became a wholly-owned subsidiary of Canwealth Minerals Corporation (Delaware) and, accordingly, USG1 succeeded to the mining business and operations of the Canwealth entities.

Subsequent to the merger agreement, the members of Canwealth Delaware owned 50,769,231 (87%) shares of USG1 common stock, effectively obtaining operational and management control of USG1. USG1 is a publicly registered corporation with no significant operations prior to the merger. For accounting purposes, Canwealth Delaware shall be the surviving entity. The transaction is accounted as a recapitalization. As a result of the recapitalization and change in control, Canwealth Delaware is the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of Canwealth Delaware were carried forward after the completion of the Merger. Operations prior to the Merger were those of Canwealth Delaware.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of financial statements are as follows:

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 cash consists of a checking account.

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

Table of Contents	F-8

capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From February 1, 2006 (date of inception) through December 31, 2013, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.

Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were nine mineral properties as of December 31, 2013 presented as intangible asset of $24,233.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of December 31, 2013 and 2012.

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

At December 31, 2013 and 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

Table of Contents	F-9

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2013 and 2012.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the year ended December 31, 2013 and 2012 and for the period February 1, 2006 (date of inception) through December 31, 2013 consisted of net loss and foreign currency translation adjustments.

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2013	December 31, 2012
Period-end CAD: USD exchange rate	$0.9399	$1.0051
Average Period CAD: USD exchange rate	$0.9710	$1.0040

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of December 31, 2013 and 2012, the Company did not have any issued or outstanding stock options.

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

Table of Contents	F-10

and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from February 1, 2006 (date of inception) through December 31, 2013.

Reliance on Key Personnel and Consultants

The Company employs one executive officer. The Company is heavily dependent on the continued active participation of Mr. McIntosh and key consultants. The loss of any of Mr. McIntosh or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current period’s presentation. These reclassifications had no impacts on the reported net loss.

Impact of New Accounting Standards

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of December 31, 2013, the Company has a deficit accumulated during exploration stage of $312,979 and has incurred significant operating losses and negative cash flows since inception. For the year ended December 31, 2013, the Company sustained a net loss of $103,012 compared to a net loss of $169,061 for the year ended December 31, 2012. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company will need additional financing which may take the form of equity or debt. In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Mining machinery and equipment	$43,063	$51,960
Total	$43,063	$51,960

No depreciation has been charged for the years ended December 31, 2013 and 2012, since the Company has not put in use any of the Property and Equipment since its acquisition.

The above assets have been transferred from ICBS Ltd, a related party (refer note 7).

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001.

As of December 31, 2013 and 2012, no preferred stock was issued and outstanding.

Table of Contents	F-11

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

On February 11, 2013, the Company consummated the transactions contemplated by the Merger Agreement that resulted in a reverse merger and a change in control of the Company (see note 2). The 6,600,000 shares of the Company outstanding prior to the closing of the merger are treated as having been issued as of February 11, 2013 (subsequent to the date of financial statements), whereas the 44,169,231 shares issued in connection with the merger are treated as having been issued since inception for all periods presented.

All reference to common stock shares and per share amounts have been retroactively restated to effect the reverse merger as if the transaction had taken place as of the beginning of the earliest period presented.

Prior to the closing of the merger, USG1 had 6,600,000 shares of common stock issued and outstanding.

During 2013 the Company received a capital contribution of $6,041.

In February 2013, in connection with the reverse merger transaction, the Company issued an aggregate of 44,169,231 shares of its common stock in exchange for existing shares of Canwealth Delaware.

As of December 31, 2013 and 2012, there were 50,769,231 and 44,169,231 shares of common stock issued and outstanding, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of December 31, 2013 and 2012, the Company has taken loans from shareholders of $63,451 and $80,474, respectively. No formal repayment terms or arrangements existed. The entire above loan are non-interest bearing and payable on demand.

ICBS Ltd. has given a loan to the Company and also transferred the assets worth $45,206 (net of sale to ICBS Ltd. of $5,334 during the year ended December 31, 2013) as of December 31, 2013. As of December 31, 2013, the Company acquired intangible asset of $23,688 through loans from related parties.

The Company has accrued management fees to Wild River Capital Inc. and Radcor Inc. in the amounts of $100,000 and $15,000 respectively.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On October 20, 2012, the Company entered into an agreement with a third party non-affiliate to a 20% interest bearing convertible note for CAD 20,000 ($18,798) due on December 31, 2014, with the conversion features commencing immediately. The note is convertible into 100,000 shares of common stock of the Company.

As of December 31, 2013 and December 31, 2012, the balance in the note was $18,798 and $20,000, respectively, and accrued interest was $3,760 and $4,000, respectively..

On December 31, 2013, the note was extended to December 31, 2014, on an interest free basis.

NOTE 9 – LOAN FROM NON-RELATED PARTIES

During the year ended December 31, 2013, the Company received a loan from a non-related party of $54,775. As of December 31, 2013, the outstanding balance in the loan was $54,775. The entire above loan is non-interest bearing and payable on December 31, 2014.

Table of Contents	F-12

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, The Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of its operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of December 31, 2013.

NOTE 11 – INCOME TAXES

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

At December 31, 2013, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $298,000, which expires in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2013, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2033	$298,000

Tax Asset	59,600
Less valuation allowance	(59,600)
Balance	$—

Net operating loss carry forwards 2012 (estimated)	$298,000
Balance	$298,000

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2013, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal (US) income tax rate	35.0%
Tax rate difference between Canada and USA	(15.0)%

Effective tax rate	20.0%

Table of Contents	F-13

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$298,000
Subtotal	298,000
Valuation allowance	(298000)

Net Deferred Tax Asset (Liability)	$—

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

Table of Contents	F-14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Canwealth Minerals Corporation

By:	/s/ Garth McIntosh
President (Principal Executive Officer and Principal Accounting Officer)

Dated: April 15, 2014

Pursuant to the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Garth McIntosh	Director	April 15, 2014

Table of Contents	23