Form 10-Q
period 2014-03-31
Canwealth Minerals Corp
filed 2014-05-15
CIK 1512787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [x]

The number of shares outstanding of the Issuer's common stock as of May 9, 2014, was 50,769,231.

CANWEALTH MINERALS CORPORATION

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	1

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013 and for the period from February 1, 2006 (date of inception) through March 31, 2014	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from February 1, 2006 (date of inception) through March 31, 2014	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the period from February 1, 2006 (date of inception) through March 31, 2014	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures

Item 1. Financial Statements

 CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalent	$14,411	$466
Other current assets	—	—
Total current assets	14,411	466

Property and equipment	41,249	43,063

Other assets:
Intangible assets	23,212	24,233
Total other assets	23,212	24,233

Total assets	$78,872	$67,762

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$253,546	$217,296
Convertible note payable	22,558	22,558
Loans from non-related parties	66,872	54,775
Loans from related parties	61,214	63,451
Total current liabilities	404,190	358,080

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized
50,769,231 shares issued and outstanding as of March 31, 2014 and December 31, 2013	5,077	5,077
Additional paid in capital	6,041	6,041
Other comprehensive income (loss)	20,140	11,543
Deficit accumulated during the exploratory stage	(356,576)	(312,979)
Total stockholders' deficit	(325,318)	(290,318)

Total liabilities and stockholders' deficit	$78,872	$67,762

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	-1-

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period February 1, 2006 (date of inception) through March 31, 2014

Revenue	$—	$—	$—

OPERATING EXPENSES:
Selling, general and administrative	43,554	34,818	337,997
Total operating expenses	43,554	34,818	337,997
Loss from operations	(43,554)	(34,818)	(337,997)
OTHER INCOME (EXPENSE):
Interest (expense)	(43)	(532)	(5,083)

(Loss) income before provision for income taxes	(43,597)	(35,350)	(343,080)
Provision for income taxes :
Current	—	—	—
Deferred	—	—	—
Total income taxes	—	—	—

NET (LOSS) INCOME	$(43,597)	$(35,350)	$(343,080)
(Loss) Earnings per common share, basic and diluted	$0.00	$0.00

Weighted average shares, basic and diluted	50,769,231	50,769,231

Comprehensive loss:
Net (loss) income	(43,597)	(35,350)	(343,080)
Cumulative translation gain (loss)	8,597	4,475	20,140

Comprehensive loss	$(35,000)	$(30,875)	$(322,940)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	-2-

 CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period February 1, 2006 (date of inception) through March 31, 2014

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Other comprehensive income	(Deficit) Accumulated During Exploratory Stage		Total
Balance at date of inception, February 1, 2006	—	$—	$—	$—	$		$
Issuance of shares for seed capital	44,169,231	4,417	—	—		(4,317)		100
Foreign currency translation gain	—	—	—	25		—		25
Net loss	—	—	—	—		(262)		(262)
Balance, December 31, 2009	44,169,231	4,417	—	25		(4,579)		(137)
Foreign currency translation gain	—	—	—	209		—		209
Net loss for the year ended December 31, 2010	—	—	—	—		(8,527)		(8,527)
Balance, December 31, 2010	44,169,231	4,417	—	234		(13,106)		(8,455)
	—	—	—	295		—		295
Foreign currency translation gain
Net loss for the year ended December 31, 2011	—	—	—	—		(18,620)		(18,620)
Balance, December 31, 2011	44,169,231	4,417	—	529		(31,726)		(26,780)
	—	—	—	(1,324)		—		(1,324)
Foreign currency translation gain
Net loss	—	—	—	(169,061)		(169,061)
Balance, December 31, 2012	44,169,231	4,417	—	(795)		(200,787)		(197,165)
Effect of reverse acquisition, February 11, 2013	6,600,000	660	—	—		(9,180)		(8,520)
Capital contribution	—	—	6,041	—		—		6,041
Foreign currency translation gain	—	—	—	12,338		—		12,338
Net loss for year ended December 31, 2013	—	—	—	—		(103,012)		(103,012)
Balance, December 31, 2013	50,769,231	5,077	6,041	11,543		(312,979)		(290,318)
Foreign currency translation gain	—	—	—	8,597		—		8,597
Net loss for the quarter ended March 31, 2014	—	—	—	—		(43,597)		(43,597)
Balance March 31, 2014	50,769,231	$5,077	$6,041	$20,140		$(356,576)		$(325,318)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	-3-

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2014	For the three months March 31, 2013	For the period February 1, 2006 (date of inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES :
Net (loss) income	$(43,597)	$(35,350)	$(343,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses incurred by related parties on behalf of the Company	—	—	28,056
Changes in operating assets and liabilities:
Other current assets	—	3,601	—
Accounts payable and accrued liabilities	37,011	24,389	254,307
Net cash used in operating activities	(6,586)	(7,360)	(60,717)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	—	—	18,798
Cash acquired on acquisition	—	82	82
Advances (repayment) of non-related parties	12,097	—	66,872
Advances (repayment) of related party loans	(2,237)	(2,312)	(31,808)
Capital contribution	—	6,041	6,141
Net cash provided by financing activities	9,860	3,811	60,085

Effect of foreign exchange gain (loss)	10,671	4,474	15,043

Net increase in cash and cash equivalents	13,945	925	14,411

Cash and cash equivalents at beginning of period	466	424	—

Cash and cash equivalents at end of period	$14,411	$1,349	$14,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased through loans from related parties	$—	$—	$50,833
Intangible assets purchased through loans from related parties	$—	$—	$23,688
Recapitalization effect on reverse acquisition	$—	$9,180	$9,180
Sale of property and equipment to a related party	$—	$—	$10,024

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	-4-

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

Notes to Interim Unaudited Condensed Consolidated Financial Statements

March 31, 2014

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

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2014, the Company has accumulated deficit during exploratory stage of $356,576.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or any other period.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”).

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

Table of Contents	-5-

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2014 cash consists of a checking account.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From February 1, 2006 (date of inception) through March 31, 2014, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were nine mineral properties as of March 31, 2014 presented as intangible assets of $23,212.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of March 31, 2014 and 2013.

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

Table of Contents	-6-

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

At March 31, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2014 and December 31, 2013.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2014 and 2013 and for the period February 1, 2006 (date of inception) through March 31, 2014 consisted of net loss and foreign currency translation adjustments.

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2014	December 31, 2013	March 31, 2013

Period-end CAD: USD exchange rate	$0.9003	$0.9399	$0.9830
Average Period CAD: USD exchange rate	$0.9489	$0.9710	$1.0250

Table of Contents	-7-

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of March 31, 2014 and December 31, 2013, the Company did not have any issued or outstanding stock options.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from February 1, 2006 (date of inception) through March 31, 2014.

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

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of March 31, 2014, the Company has a deficit accumulated during exploration stage of $356,576 and has incurred significant operating losses and negative operating cash flows. For the three months ended March 31, 2014, the Company sustained a net loss of $43,597 compared to a net loss of $35,350 for the three months ended March 31, 2013. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Table of Contents	-8-

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001.

As of March 31, 2014 and December 31, 2013, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

As of March 31, 2014 and December 31, 2013 there were 50,769,231 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of March 31, 2014 and December 31, 2013, the Company has taken loans from shareholders of $61,214 and $63,451, respectively. No formal repayment terms or arrangements existed. The entire above loan is non-interest bearing and payable on demand.

ICBS Ltd. has given a loan to the Company and also transferred the assets worth $51,960 as of March 31, 2013. As of March 31, 2013, the Company acquired intangible asset of $11,138 through loans from related parties.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On October 20, 2012, the Company entered into an agreement with a third party non-affiliate to a 20% interest bearing convertible note for $18,798 (CAD $20,000) due on December 31, 2014, with the conversion features commencing immediately. The note is convertible into 100,000 shares of common stock of the Company.

As of March 31, 2014 and December 31, 2013, the balance in the note and accrued interest was $22,558. The lender has agreed to freeze interest at $4,000 provided the loan is repaid on or prior to the due date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of March 31, 2014.

Table of Contents	-9-

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

Results of Operations

During the three month period ended March 31, 2014, Canwealth Minerals Corporation incurred legal and professional fees. The $43,554 of operating expenses was mostly made up of management, legal and accounting fees. In the prior year, there was $34,818 of operating expenses during the same three month period ended March 31, 2013.

We reported a net loss of $43,597 during the three months ended March 31, 2014 as compared to a net loss of $35,350 during the three months ended March 31, 2013.

General and administrative expenses were $43,554 for the three months ended March 31, 2014. General and administrative expenses for the three months ended March 31, 2013 were $34,818.

Table of Contents	-10-

The following chart summarizes operating expenses and other income and expenses for the three months ended March 31, 2014 and the three months ended March 31, 2013:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013

Revenue	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	43,554	34,818
Total operating expenses	43,554	34,818

Loss from operations	43,554	34,818

OTHER INCOME (EXPENSE):
Interest (expense)	(43)	(532)

(Loss) income before provision for income taxes	(43,597)	(35,350)
Provision for income taxes :
Current	—	—
Deferred	—	—
Total income taxes	—	—

NET (LOSS)	$(43,597)	$(35,350)

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of March 31, 2014, the Company had a deficit accumulated during exploration stage of $356,576 and has incurred significant operating losses and negative cash flows. For the three months ended March 31, 2014, the Company sustained a net loss of $43,597 compared to a net loss of $35,350 for the three months ended March 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and we are not required to provide the information under this Item pursuant to Regulation S-K.

Table of Contents	-11-

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of last day of the period covered by this Report, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Table of Contents	-12-

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are furnished with this report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

** Filed herewith

Table of Contents	-13-

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canwealth Minerals Corporation

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

Date:	May 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Canwealth Minerals Corporation

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Financial Officer

Date:	May 15, 2014

Table of Contents	-14-