Form 10-Q
period 2014-06-30
Canwealth Minerals Corp
filed 2014-08-19
CIK 1512787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________ to _______________

Commission File Number: 000-54533

CANWEALTH MINERALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2288541 (I.R.S. EmployerIdentification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of shares outstanding of the Issuer's common stock as of August 14, 2014, was 50,769,231.

CANWEALTH MINERALS CORPORATION

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	1

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended June 30, 2014 and 2013and for the period from February 1, 2006 (date of inception) through June 30, 2014	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from February 1, 2006 (date of inception) through June 30, 2014	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013and for the period from February 1, 2006 (date of inception) through June 30, 2014	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures

Item 1. Financial Statements

 CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalent	$4,956	$466
Other current assets	—	—
Total current assets	4,956	466

Property and equipment	42,321	43,063

Other assets:
Intangible assets	23,815	24,233
Total other assets	23,815	24,233

Total assets	$71,092	$67,762

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$293,974	$217,296
Convertible note payable	22,558	22,558
Loans from non-related parties	96,176	54,775
Loans from related parties	64,130	63,451
Total current liabilities	476,838	358,080

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized
50,769,231 shares issued and outstanding as of June 30, 2014 and December 31, 2013	5,077	5,077
Additional paid in capital	6,041	6,041
Other comprehensive income (loss)	16,309	11,543
Deficit accumulated during the exploratory stage	(433,173)	(312,979)
Total stockholders' deficit	(405,746)	(290,318)

Total liabilities and stockholders' deficit	$71,092	$67,762

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Table of Contents	1

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

					For the
					period
					February 1,
					2006
	For the six	For the six	For the three	For the three	(date of
	months	months	months	months	inception)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014
Revenue	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	119,864.00	40,048	76,310.00	5,230	414,307
Total operating expenses	119,864.00	40,048	76,310.00	5,230	414,307
Loss from operations	(119,864.00)	(40,048)	(76,310.00)	(5,230)	(414,307.00)
OTHER INCOME (EXPENSE):
Interest (expense)	(330.00)	(598)	(287.00)	(66)	(5,370)

(Loss) income before provision for income taxes	(120,194.00)	(40,646)	(76,597.00)	(5,296)	(419,677.00)

Provision for income taxes :

NET (LOSS) INCOME	$(120,194.00)	$(40,646)	$(76,597)	$(5,296)	($419,677.00)
(Loss) Earnings per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares, basic and diluted	50,769,231.00	50,769,231.00	50,769,231.00	50,769,231.00

Comprehensive loss:
Net (loss) income	(120,194.00)	(40,646)	(76,597.00)	(5,296.00)	(419,677.00)
Foreign currency translation adjustment	(2,051.00)	7,692	(10,648.00)	3,217	7,652

Comprehensive loss	($122,245.00)	$(32,954)	($87,245.00)	($2,079.00)	($412,025.00)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Table of Contents	2

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period February 1, 2006 (date of inception) through June 30, 2014

(Unaudited)

					(Deficit)
					Accumulated
			Additional	Other	During
	Common Stock		paid in	comprehensive	Exploratory
	Shares	Amount	capital	income	Stage	Total
Balance at date of inception, February 1, 2006	—	—	—	—	$	$
Issuance of shares for seed capital	44,169,231	4,417	—	—	(4,317)	100
Foreign currency translation gain	—	—	—	25	—	25
Net loss	—	—	—	—	(262)	(262)
Balance, December 31, 2009	44,169,231	4,417	—	25	(4,579)	(137)
Foreign currency translation gain	—	—	—	209	—	209
Net loss for the year ended December 31, 2010	—	—	—	—	(8,527)	(8,527)
Balance, December 31, 2010	44,169,231	4,417	—	234	(13,106)	(8,455)
Foreign currency translation gain	—	—	—	295	—	295
Net loss for the year ended December 31, 2011	—	—	—	—	(18620)	(18,620)
Balance, December 31, 2011	44,169,231	4,417	—	529	(31,726)	(26,780)
Foreign currency translation gain	—	—	—	(1324)	—	(1,324)
Net loss	—	—		—	(169061)	(169061)
Balance, December 31, 2012	44,169,231	4417	—	(795)	(200787)	(197165)

Effect of reverse acquisition, February 11, 2013	6,600,000	660	—	—	(9,180)	(8,520)
Capital contribution	—	—	6,041	—	—	6,041
Foreign currency translation gain	—	—	—	12,338	—	12,338
Net loss for year ended
December 31, 2013	—	—	—	—	(103,012)	(103,012)
Balance, December 31, 2013	50,769,231	5077	6041	11,543	(312,979)	(290,318)
Foreign currency translation gain	—	—	—	4,766	—	4,766
Net loss for the period ended June 30, 2014	—	—	—	—	(120,194)	(120,194)

Balance June 30, 2014	50,769,231	5,077	6,041	16,309	(433,173)	(405,746)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Table of Contents	3

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) For the six months ended June 30, 2014	For the six months ended June 30, 2013	For the period February 1, 2006 (date of inception) through June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES :
Net (loss) income	$(120,194)	$(40,646)	$(419,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses incurred by related parties on behalf of the Company	—	—	28,056
Changes in operating assets and liabilities:
Other current assets	—	3,601	—
Accounts payable and accrued liabilities	76,678	14,751	294,735
Net cash used in operating activities	(43,516)	(22,294)	(96,886)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	—	—	18,798
Cash acquired on acquisition	—	82	82
Intangible assets purchased through from related parties		—	84,079
Advances (repayment) of non-related parties	41,401	12,180
Advances (repayment) of related party loans	67	(3,689)	(34,724)
Recapitalization effect on reverse acquisition		—	(9,189)
Proceeds from issuance of shares		—

Capital contribution	—	6,041	6,141
Net cash provided by financing activities	42,080	14,614	60,085
Effect of foreign exchange gain	7,977	7,692	15,043
Net increase in cash and cash equivalents	4,490	12	14,411
Cash and cash equivalents at beginning of period	466	424	—
Cash and cash equivalents at end of period	$4,956	$436	$14,411
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased through loans from related parties	$—	$—	$50,833
Intangible assets purchased through loans from related parties	$—	$453	$23,688
Recapitalization effect on reverse acquisition	$—	$9,180	$9,180
Sale of property and equipment to a related party	$—	$5,334	$10,024

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	4

CANWEALTH MINERALS CORPORATION

(An Exploratory Stage Company)

Notes to Interim Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

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

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2014, the Company has accumulated deficit during exploratory stage of $435,224.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or any other period.

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

Table of Contents	5

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2014 cash consists of a checking account.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From February 1, 2006 (date of inception) through June 30, 2014, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were nine mineral properties as of June 30, 2014 presented as intangible assets of $23,815.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of June 30, 2014 and 2013.

Table of Contents	6

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

At June 30, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2014 and December 31, 2013.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2014 and 2013 and for the period February 1, 2006 (date of inception) through June 30, 2014 consisted of net loss and foreign currency translation adjustments.

Table of Contents	7

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
Period-end CAD: USD exchange rate	$0.9237	$0.9399	$0.9694
Average Period CAD: USD exchange rate	$0.9372	$0.9710	$1.0064

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of June 30, 2014, the Company did not have any issued or outstanding stock options.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from February 1, 2006 (date of inception) through June 30, 2014.

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

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of June 30, 2014, the Company has a deficit accumulated during exploration stage of $435,224 and has incurred significant operating losses and negative operating cash flows since inception. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Table of Contents	8

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001.

As of June 30, 2014 and December 31, 2013, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

As of June 30, 2014 and December 31, 2013 there were 50,769,231 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of June 30, 2014 and December 31, 2013, the Company has taken loans from shareholders of $64,130 and $63,451, respectively. No formal repayment terms or arrangements existed. The entire above loan is non-interest bearing and payable on demand.

ICBS Ltd. has given a loan to the Company and also transferred the assets worth $42,321 as of June 30, 2014. As of June 30, 2014, the intangible asset acquired through loans from related parties had a net balance of $23,815.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On October 20, 2012, the Company entered into an agreement with a third party non-affiliate to a 20% interest bearing convertible note for $22,558 (CAD $20,000) due on December31, 2014, with the conversion features commencing immediately. The note is convertible into 100,000 shares of common stock of the Company.

As of June 30, 2014 and December 31, 2013, the balance in the note and accrued interest was $22,558. The lender has agreed to freeze interest at $4,000 provided the loan is repaid on or prior to the due date.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of June 30, 2014.

Table of Contents	9

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

On August 10, 2012, USG1, Inc., the Company’s predecessor, entered into an Agreement and Plan of Merger with Canwealth Delaware and Kimi Royer as representative of the USG1 stockholders, pursuant to which Canwealth Delaware would merge with and into USG1. The closing of the merger as contemplated by the Agreement and Plan of Merger occurred on February 11, 2013. At the closing, the existing shares of CanwealthDelawarecommon stock converted into 44,169,231 shares of USG1 common stock, and the existing USG1 stockholders continued to hold 6,600,000 shares of USG1 common stock.

Contemporaneously with the merger, the corporate name “USG1, Inc.” was changed to “Canwealth Minerals Corporation”. As a result of the merger, Canwealth Quebec became a wholly-owned subsidiary of Canwealth Minerals Corporation (Delaware) and, accordingly, USG1 succeeded to the mining business and operations of the Canwealth entities.

Results of Operations

During the six month period ended June 30, 2014, Canwealth Minerals Corporation incurred legal and professional fees. The $119,864 of operating expenses consisted mostly of management, legal and accounting fees. In the prior year, there was $40,048 of operating expenses during the same six month period ended June 30, 2013.

We reported a net loss of $120,194 during the six months ended June 30, 2014 as compared to a net loss of $40,646 during the three months ended June 30, 2013.

General and administrative expenses were $76,310 for the three months ended June 30, 2014. General and administrative expenses for the three months ended June 30, 2013 were $5,230. The general and administrative expenses increased primarily due to the accrual of management compensation for the six month period ended June 30, 2014.

Table of Contents	10

The following chart summarizes operating expenses and other income and expenses for the six months ended June 30, 2014 and the six months ended June 30, 2013:

		For the six months ended June 30, 2014	For the six months ended June 30, 2013
Revenue	$	—	$—
OPERATING EXPENSES:
Selling, general and administrative		119,864	40,048
Total operating expenses		119,864	40,048

Loss from operations		119,864	40,048

OTHER INCOME (EXPENSE):
Interest (expense)		(330)	(598)

(Loss) income before provision for income taxes		(120,194)	(40,646)
Provision for income taxes :
Current		—	—
Deferred		—	—
Total income taxes		—	—

NET (LOSS)	$	(120,194)	$(40,646)

The following chart summarizes operating expenses and other income and expenses for the three months ended June 30, 2014 and the three months ended June 30, 2013:

		For the three months ended June 30, 2014	For the three months ended June 30, 2013
Revenue	$	—	$—
OPERATING EXPENSES:
Selling, general and administrative		76,310	5,230
Total operating expenses		76,310	5,230

Loss from operations		76,310	5,230

OTHER INCOME (EXPENSE):
Interest (expense)		(287)	(66)

(Loss) income before provision for income taxes		(76,597)	(5,296)
Provision for income taxes :
Current		—	—
Deferred		—	—
Total income taxes		—	—

NET (LOSS)	$	(76,597)	$(5,296)

Table of Contents	11

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of June 30, 2014, the Company had a deficit accumulated during exploration stage of $435,224 and has incurred significant operating losses and negative cash flows. For the six months ended June 30, 2014, the Company sustained a net loss of $120,194 compared to a net loss of $40,646 for the six months ended June 30, 2013.

We have not yet recognized revenues from our operations. The Company will need additional financing which may take the form of equity or debt. The Company intends to seek investors in the short term to borrow money in the form of convertible debentures in order to raise working capital to continue its operations. In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

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

Table of Contents	12

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

Table of Contents	13

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are furnished with this report:

Exhibit No. Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

** Filed herewith

Table of Contents	14

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canwealth Minerals Corporation

By: /s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

Date: August 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Canwealth Minerals Corporation

By: /s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

By: /s/ Garth McIntosh
Garth McIntosh
Chief Financial Officer

Date: August 19, 2014

Table of Contents	15