Form 10-Q
period 2014-09-30
Canwealth Minerals Corp
filed 2014-11-14
CIK 1512787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______________ to _______________

Commission File Number:000-54533

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

The number of shares outstanding of the Issuer's common stock as of November 12, 2014 was 50,771,631.

CANWEALTH MINERALS CORPORATION

Item 1.   Financial Statements

 CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalent	$434	$466
Other current assets	—	—
Total current assets	434	466

Property and equipment	40,877	43,063

Other assets:
Intangible assets	23,003	24,233
Total other assets	23,003	24,233

Total assets	$64,314	$67,762

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$286,893	$217,296
Convertible note payable	63,975	22,558
Loans from non-related parties	61,113	54,775
Loans from related parties	57,980	63,451
Total current liabilities	469,961	358,080

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized
50,771,631 and 50,769,231 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	5,077	5,077
Additional paid in capital	8,170	6,041
Other comprehensive income (loss)	28,387	11,543
Deficit accumulated during the exploratory stage	(447,281)	(312,979)
Total stockholders' deficit	(405,647)	(290,318)

Total liabilities and stockholders' deficit	$64,314	$67,762

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	1

CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the nine months ended Sept 30, 2014	For the nine months ended Sept 30, 2013	For the three months ended Sept 30, 2014	For the three months ended September 30, 2013

Revenue	$—	$—	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	133,680	60,547	13,816	20,499
Total operating expenses	133,680	60,547	13,816	20,499
Loss from operations	(133,680)	(60,547)	(13,816)	(20,499)
OTHER INCOME (EXPENSE):
Interest (expense)	(622)	(628)	(292)	(30)
(Loss) income before provision for Income taxes	(134,302)	(61,175)	(14,108)	(20,529)
Provision for income taxes :
NET (LOSS) INCOME	$(134,302)	$(61,175)	(14,108)	$(20,529)
(Loss) Earnings per common share basic and diluted	$0.00	0.00	0.00	$0.00
Weighted average shares, basic and diluted	50,770,831	50,769,231	50,771,631	50,769,231
Comprehensive loss:
Net (loss) income	(134,302)	(61,175)	(14,108)	(20,529)
Foreign currency translation Adjustment	16,844	6,584	18,895	(1,109)
Comprehensive loss	$(117,458)	$(54,591)	4,787	$(21,638)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	2

CANWEALTH MINERALS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2014	For the nine months September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(134,302)	$(61,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses incurred by related parties on behalf of the Company	—	—
Changes in operating assets and liabilities:
Other current assets	—	3,601
Accounts payable and accrued liabilities	69,597	27,672
Net cash (used in) provided by operating activities	(64,705)	(29,902)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired on acquisition	—	82
Proceeds from issuance of shares	2,129	—
Proceeds from issuance of convertible note payable	41,417	—
(Repayment of) proceeds from related party loans	(5,471)	(18,018)
Proceeds from advances from others	6,338	39,722
Capital contribution	—	6,041
Net cash provided by financing activities	44,413	27,827

Effect of foreign exchange gain (loss)	20,260	5,858

Net increase (decrease) in cash and cash equivalents	(32)	3,783

Cash and cash equivalents at beginning of period	466	424

Cash and cash equivalents at end of period	$434	$4,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased through loans from related Parties	$—	$—
Intangible assets purchased through loans from related parties	$—	$10,550
Recapitalization effect on reverse acquisition	$—	$9,180
Sale of property and equipment to related party	$—	$5,334

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	3

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

The Company’s year-end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2014, the Company has accumulated deficit during exploratory stage of $447,281. The Company also owns as of September 30, 2014, mining equipment with an associated cost of $40,877 and mining concessions at a cost of $23,003.

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

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Table of Contents	4

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2014 cash consists of a checking account.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From February 1, 2006 (date of inception) through September 30, 2014, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining . Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were nine mineral properties as of September 30, 2014 presented as intangible assets of $23,003.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of September 30, 2014 and 2013.

Table of Contents	5

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

At September 30, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended September30, 2014 and December 31, 2013.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three and nine months ended September 30, 2014 and 2013 and for the period February 1, 2006 (date of inception) through September 30, 2014 consisted of net income and foreign currency translation adjustments.

Table of Contents	6

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	Sept 30, 2014	December 31, 2013	Sept 30, 2013

Period-end CAD: USD exchange rate	$0.8922	$0.9399	$0.9698
Average Period CAD: USD exchange rate	$0.9264	$0.9710	$0.9971

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of September 30, 2014 and December 31, 2013, the Company did not have any issued or outstanding stock options.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from February 1, 2006 (date of inception) through September 30, 2014.

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

NOTE 4 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of September30, 2014, the Company has a deficit accumulated during exploration stage of $447,281 and has incurred significant operating losses and negative cash flows since inception. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Table of Contents	7

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001.

As of September 30, 2014 and December 31, 2013, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

As of September 30, 2014 and December 31, 2013, there were 50,771,631 and 50,769,231 shares of common stock issued and outstanding, respectively.

On June 30, 2014, the Company issued 2400 shares with par value of $0.0001 per share for proceeds of $2,129.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of September 30, 2014 and December 31, 2013, the Company has taken loans from shareholders of $57,980 and $63,451, respectively. No formal repayment terms or arrangements existed. The entire above loan are non-interest bearing and payable on demand.

ICBS Ltd. has given a loan to the Company and also transferred the assets worth $40,877 as of September 30, 2014. As of September 30, 2014, the Company acquired intangible asset of $23,003 through loans from related parties.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 20, 2012, the Company entered into an agreement with a third party non-affiliate to a 20% interest bearing convertible note for $22,558 due on December 31, 2014, with the conversion features commencing immediately. The note is convertible into 100,000 shares of common stock of the Company. As of September 30, 2014 and December 31, 2013, the balance in the note and accrued interest was $22,558. The lender has agreed to freeze interest at $4,000 provided the loan repaid on or prior to that date. On June 30, 2014, the note was extended to December 31, 2014.

On March 1, 2014, the Company entered into three arrangements with third parties to 10% interest bearing notes totaling $14,275 with conversion features into common stock of the Company at the market price plus 50% additional shares at the same market price on the date of conversion.

On September 1, 2014, the Company entered into an agreement with a third party non-affiliate to a non-interest bearing convertible note for $4,837 into common shares of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On July 2, 2014, the Company entered into an agreement with a third party non-affiliate to a non-interest bearing convertible note for $4,461 into common shares of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On June 19, 2014, the Company entered into an agreement with a third party non-affiliate to a non-interest bearing convertible note for $17,844 into common shares of the Company at the market price plus 25% additional shares at the same market price on the date of conversion.

Interest on these loans will be recorded on the anniversary dates or date interest is paid whichever is earlier.

Table of Contents	8

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of September 30, 2014.

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

Results of Operations

During the nine month period ended September 30, 2014, Canwealth Minerals Corporation incurred legal and professional fees. The $133,680 of operating expenses consisted mostly of management, legal and accounting fees. In the prior year, the Company incurred $60,547 of operating expenses during the same nine month period ended September 30, 2013.

We reported a net loss of $134,302 during the nine months ended September 30, 2014 as compared to a net loss of $61,175 during the three months ended September 30, 2013.

General and administrative expenses were $13,816 for the three months ended September 30, 2014. General and administrative expenses for the three months ended September 30, 2013 were $20,499. The general and administrative expenses increased primarily due to the accrual of management compensation for the nine month period ended September 30, 2014.

Table of Contents	10

The following chart summarizes operating expenses and other income and expenses for the nine months ended September 30, 2014 and the nine months ended September 30, 2013:

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Revenue	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	133,680	60,547
Total operating expenses	133,680	60,547

Loss from operations	(133,680)	(60,547)

OTHER INCOME (EXPENSE):
Interest (expense) income	(622)	(628)

Loss before provision for income taxes	(134,302)	(61,175)
Provision for income taxes :
Current	—	—
Deferred	—	—
Total income taxes	—	—

NET LOSS	$(134,302)	$(61,175)

Comparison of Results of Operations for the three months ended September 30, 2014 and 2013

We reported a net loss of $14,108 during the three months ended September 30, 2014 and a net loss of $20,529 during the three months ended September 30, 2013.

General and administrative expenses were $13,816 for the three months ended September 30, 2014. General and administrative expenses for the three months ended September 30, 2013 were $20,499.

Table of Contents	11

The following chart summarizes operating expenses and other income and expenses for the three months ended September 30, 2014 and 2013:

	For the three months ended September 30, 2014	For the three months ended September 30, 2013

Revenue	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	13,816	20,499
Total operating expenses	13,816	20,499

Loss from operations	(13,816)	(20,499)

OTHER INCOME (EXPENSE):
Interest (expense) income	(292)	(30)

Loss before provision for income taxes	(14,108)	(20,529)
Provision for income taxes :
Current	—	—
Deferred	—	—
Total income taxes	—	—

NET LOSS	$(14,108)	$(20,529)

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of September 30, 2014, the Company had a deficit accumulated during exploration stage of $447,281 and has incurred significant operating losses and negative cash flows. For the nine months ended September 30, 2014, the Company sustained a net loss of $134,302 compared to a net loss of $61,175 for the nine months ended September 30, 2013.

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

Table of Contents	12

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

Table of Contents	13

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Table of Contents	14

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None

Item 6.   Exhibits

The following exhibits are furnished with this report:

Exhibit No.	Description
3.2*	Amended and Restated By-Laws of the Company
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (3) Unaudited Condensed Consolidated Statements of Cash Flows and (4) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith

Table of Contents	15

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canwealth Minerals Corporation

By:      /s/ Garth McIntosh

Garth McIntosh

Chief Executive Officer

Date:   November 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Garth McIntosh

Garth McIntosh

Chief Executive Officer

By:      /s/ Garth McIntosh

Garth McIntosh

Chief Financial Officer

Date:   November 14, 2014

Table of Contents	16