Form 10-K
period 2014-12-31
Canwealth Minerals Corp
filed 2015-04-15
CIK 1512787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, as reported on the OTC Bulletin Board, was $NIL.

As of March 31, 2015, the registrant’s issued and outstanding shares were as follows: 50,771,631 shares of common stock.

Documents incorporated by reference: None.

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2014

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

As a result of the merger, USG1 succeeded to the mining business and operations of the Canwealth entities and, contemporaneously with the merger, the corporate name “USG1, Inc.” was changed to “Canwealth Minerals Corporation.” Prior to the merger, there were no material relationships between USG1 and the Canwealth entities or between the affiliates, directors or officers of USG1 and the affiliates, directors or officers of the Canwealth entities. All USG1 pre-merger liabilities were settled prior to closing. Upon the effectiveness of the merger, the existing directors and officers of USG1 each resigned and Garth McIntosh was elected as the sole officer and director of USG1.

At the present time, our sole activity is acquiring and holding mining claims with respect to five mineral properties located in the mineral-rich Abitibi Greenstone Belt zone of the Grenville orogeny in southern Quebec, Canada. We have not yet generated revenues or begun operations or mine development. We currently have no employees other than our Chief Executive Officer, although we intend to add personnel once we are sufficiently capitalized.

Table of Contents	1

Description of our Industry

Overview

According to the Mining Association of Canada (“MAC”), mining is one of Canada’s most important economic sectors and a major job creator. Recent data shows that, in 2013, the mining industry contributed $54 billion to Canada’s gross domestic product, employing approximately 400,000 workers across Canada in the mining and mineral processing industries.

Due to its rich geology, Canada is one of the largest mining nations in the world, producing more than 60 minerals and metals. According to Natural Resources Canada (“NRC”), the total value of Canadian mineral exports was approximately $44 billion in 2013, accounting for 20% of Canada’s total good exports. Key exports included gold, copper, aluminum, nickel, silver, uranium, coal, potash, zinc, diamonds, iron, steel and iron ore.

Canada was the world’s top destination for exploration spending in 2011, hosting 18% of global investment at $4.2 billion. Canadian exploration spending is focused in many regions, with a strong interest in the North.

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

Table of Contents	2

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

At the present time, our sole activity is acquiring and holding mining claims with respect to five mineral properties located in the mineral-rich Abitibi Greenstone Belt zone of the Grenville orogeny in southern Quebec, Canada. We have not initiated our exploration program, hired employees, realized any revenues or begun operations or mine development to date. Once we become operational, our focused activity will be to search for viable mineral deposits in Quebec under a Phase 1 program. Our Phase 2 program is expected to involve staking of additional claims, entering into joint ventures with other mining companies and/or optioning properties in other mining jurisdictions in Canada. Our Phase 3 program is expected to involve taking the Company on an international level in a quest for viable mineral deposits.

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

We will assemble a leadership team in the form of an exploration team which will be actively conducting fieldwork and assessments and assembling data to support new approaches that will expand the scope of our exploration projects. This exploration team will consist of a core group of experienced geologists and geoscientists, mining engineers, consultants and mineral research institutions, all committed to the quest of determining the mineral source(s) of our properties.

Short-Term Goals

Our short term goals include continuing to seek out properties for staking mining claims, hiring a chief geologist and a mining engineer and, under the guidance of our chief geologist and mining engineer, performing Phase 1 drilling for core samples on our current mining claims. The focus is to develop a mining plan in which the current resources are best used to bring the most value to the Company. Our actual approach will be highly contingent on the findings and recommendations of our geologist and mining engineer. Depending on such findings and recommendations, we estimate that our short-term goals will cost approximately $1,100,000 – $1,500,000, which we expect to fund with the proceeds of capital raising activities, to the extent available. This aggregate cost is comprised of the following estimated amounts: geological team: $200,000 – 300,000 per year; drilling/exploration: $600,000 – $800,000; administrative costs: $200,000 – 300,000; and assay reports and laboratory services: $100,000.

Table of Contents	3

Mid-Term Goals

As we grow and build our name in our industry, we anticipate seeking partnerships with other mining companies in order to move into full scale mining projects. It takes significant capital to move into this phase in the mining industry, and we realize it will be a huge undertaking to develop all the properties we currently own without outside assistance. We believe it is better to be part of a successful venture by sharing what we currently own, as bringing in other expertise and resources will speed the process. This will elevate our Company to new levels by becoming a known supplier to the world of natural resources, both on the open markets and to users of such materials like lithium or barium, which cover the electronics industry, medicine, military and many other industries. Since the scope and direction of our mid-term goals will be highly contingent on the recommendations of our geological team and the scale of the mining projects and joint ventures, if any, we ultimately pursue based on our mining partnerships, it is difficult to estimate the cost to achieve our mid-term goals at this time; however, we expect the cost to be substantial and require significant capital. We expect to fund our mid-term goals with the proceeds of capital raising activities, to the extent available.

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

Canwealth Mining Claims – Acquisition and Retention of Title

Each of our 165 mining claims that we intend to explore, which are listed on Annex A to the Form S-1 Registration Statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on January 13, 2015, were initially acquired by Richard Howarth, who is a stockholder of Canwealth, who subsequently transfers the mining claims to us. We do not have any agreement, understanding or arrangement with Mr. Howarth with respect to our mining claims, other than promissory notes we issued to Mr. Howarth as consideration for the acquisition of mining claims, nor was Mr. Howarth acting as our agent in connection with the acquisition and subsequent transfer of such claims.

In order to retain title to each mining claim, we are required, within the two-year claim term, to either spend at least CAD1,200 per claim on exploration of the property underlying the claim, or make a CAD1,200 cash payment to the MNR (or, where applicable, an amount equal to the difference between CAD1,200 and the cost of the exploration work performed on the property underlying the claim). Any amount in excess of CAD1,200 disbursed to perform exploration work on the property may be applied to subsequent terms of the claim. The expiration date, prior to which we must spend at least CAD1,200 on exploration, with respect to each of our mining claims is set forth in Annex A to the Form S-1 Registration Statement filed by the Company with the SEC on January 13, 2015. Failure to spend the required exploration costs with respect to any claim prior to its expiration date would cause the claim to lapse and we would risk losing our rights to such claim permanently if Mr. Howarth is not able to re-acquire the claim on our behalf.

Table of Contents	4

We previously held approximately 260 claims for which we paid Mr. Howarth CAD56 per claim. Many of those claims lapsed, resulting from our inability to perform the requisite exploration work within the initial two-year term due to a lack of sufficient funding. The Company elected not to re-acquire many of these mining claims because the land underlying certain claims on mineral properties was designated for other uses by the Quebec government which prohibited or significantly restricted mining activities, or because the Company otherwise believed that exploration of such property was not desirable. On August 26, 2013, Mr. Howarth acquired 140 of the lapsed mining claims and transferred such claims to us for an aggregate purchase price of CAD14,000, which amount was paid by issuing a promissory note to Mr. Howarth. That promissory note is non-interest bearing with an original maturity date of August 26, 2014. On November 1, 2013, Mr. Howarth acquired and transferred to us 22 mining claims (including five previously lapsed mining claims of ours) for an aggregate purchase price of CAD2,200, which amount was paid by issuing a promissory note to Mr. Howarth. That promissory note is non-interest bearing with an original maturity date of November 1, 2014. We have not yet repaid these promissory notes issued to Mr. Howarth, and Mr. Howarth has agreed to extend the maturity date of these promissory notes until December 31, 2016. We allowed 14 mining claims to lapse in February 2014. As a result of the foregoing, we currently own 165 mining claims that we intend to explore with respect to five mineral properties.

Accordingly, to date we have paid, by cash or promissory note, approximately CAD31,000 to acquire, and in some cases re-acquire, our mining claims. In order for us to comply with the requirement to spend at least CAD1,200 per claim on exploration costs, we will be required to spend at least an additional CAD198,000 in the aggregate on exploration costs with respect to our 165 current mining claims.

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

Table of Contents	5

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We currently hold 165 mining claims that we intend to explore with respect to five mining properties in Canada – Highland Gold, Lake View, Shadow Mountain, Shining Star and Winsome Lake. Annex A to the Form S-1 Registration Statement filed by the Company with the SEC on January 13, 2015 sets forth the mining claim numbers with respect to each of our properties, as well as the area and expiration date of each mining claim. All of these mining claims are 100% owned by Canwealth.

Each of our five mineral properties is located in the mineral-rich Abitibi Greenstone Belt zone of the Grenville orogeny in southern Quebec, Canada. The Grenville orogeny was a long-lived Mesoproterozoic (circa 1250-980 million years) mountain-building event associated with the assembly of the supercontinent Rodinia. It is a prominent orogenic belt which spans a significant portion of the North American continent, from Labrador to Mexico. This orogenic geological structure is considered a highly favorable site for the exploration of minerals.

Table of Contents	6

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

Highland Gold

The Highland Gold property is located in the Townships of Poirier and Dalet, approximately 78 kilometers north of Amos, Quebec. The Highland Gold property is located in the prolific Abitibi Greenstone Belt zone of the Superior geological province. The Abitibi Greenstone Belt is one of the largest greenstone belts in the world, developed during the Archean period (3.8-2.5 Ga (billion years)). This orogenic geological structure, also known as an epithermal or mesothermal vein structure, is considered a highly favorable site for the exploration of gold.

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

Table of Contents	7

The Highland Gold property were chosen for their lithology and geology. The distinct tectonic events that occurred in this region host a variety of orogenic gold deposits across the Province of Quebec. Recent studies by the Ministère des Ressources naturelles et de la Faune (Ministry of Natural Resources and Wildlife (Quebec)), or the MNRW, identified significant mineralized zones in this region. Based on these studies, we believe that the Highland Gold property is an ideal location for porphyry (Copper-gold-molybdenum) deposits and orogenic gold and VMS (volcanogenic massive sulfide) deposits. The location of the Highland Gold property presents opportunities for further expansion to surrounding areas.

The work to be performed with respect to the Highland Gold property is exploratory in nature. Accordingly, the property currently is without known mineral reserves.

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

Table of Contents	8

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

Shining Star

Table of Contents	9

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

Item 4.     Mine Safety Disclosures

Not applicable.

Table of Contents	10

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities. In December 2013, the Company’s Registration Statement on Form S-1 registering 15,000,000 shares of the Company’s common stock was declared effective by the SEC, however, no shares have been sold pursuant to the Company’s registration statement yet.

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

As of November 30, 2014, there were 65 holders of record of our common stock, and there have been no further issuances of our common stock since that date. To date, no dividends have been declared with respect to our common stock.

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

Item 6.     Selected Financial Data.

We are a smaller reporting company and, accordingly, we are not required to provide the information required by this Item.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Table of Contents	11

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

We have received no income and have incurred operating expenses for general corporate overhead and accounting fees. Since there is minimal cash on hand, we will be reliant on the additional capital from existing shareholders or will need to issue more shares to continue our business plan.

The Company sustained a net loss of $258,303 for the year ended December 31, 2014 as compared to a net loss of $103,012 for the year ended December 31, 2013.

General and administrative expenses for the year ended December 31, 2014 totaled $254,895 as compared to $102,248 for the year ended December 31, 2013. The increase in general and administrative expenses was primarily due to the accrual of management compensation, and also reflects an increase in the legal and professional fees incurred.

Table of Contents	12

The following chart summarizes operating expenses and other income and expenses for the years ended December 31, 2014 and 2013:

	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenue	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	254,895	102,248
Total operating expenses	254,895	102,248

Loss from operations	(254,895)	(102,248)

OTHER INCOME (EXPENSE):
Interest expense	(3,408)	(764)

Loss before provision for income taxes	(258,303)	(103,012)
Provision for income taxes :
Current	—	—
Deferred	—	—
Total income taxes	—	—

NET LOSS	$(258,303)	$(103,012)
Foreign currency translation adjustment	26,507	12,338

Comprehensive loss	$(231,796)	$(90,674)

Liquidity and Capital Resources

The accompanying audited consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of December 31, 2014, the Company had a deficit accumulated of $571,282 and has incurred significant operating losses and negative cash flows. The Company sustained a net loss of $258,303 for the year ended December 31, 2014 as compared to a net loss of $101,417 for the year ended December 31, 2013.

We have not yet recognized revenues from our operations. The Company will need additional financing which may take the form of equity or debt. In the event that the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and the Company’s ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying audited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

To date we have paid, by cash or promissory note, approximately CAD31,000 to acquire (and in some cases re-acquire) our mining claims, and we expect to pay at least an additional CAD198,000 in the aggregate on mandated exploration costs with respect to our 165 current mining claims that we intend to explore. We expect our material commitments for capital expenditures in the foreseeable future to relate to securing and maintaining mining claims, and the exploration of our mining properties. Beyond the commitments mentioned above, we will not know the extent of our future material commitments until our exploration team is engaged and develops our business plan.

Table of Contents	13

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

As an “emerging growth company,” we have elected to opt-in to the extended transition period for new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

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

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. There was no effect of implementing ASC 605-25 on the Company's financial position and results of operations.

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

Table of Contents	14

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash consists of a checking account.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 930, Extractive Activities – Mining. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From February 1, 2006 (date of inception) through December 31, 2014, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standards Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. Our mining properties as of December 31, 2014 and December 31, 2013 are presented as intangible assets of $22,224 and $24,233, respectively. The Company had five mineral properties as of December 31, 2014.

Share-Based Payments

The Company accounts for stock based compensation under Accounting Standards Codification 718, Compensation – Stock Compensation, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. To date, the Company has not adopted a stock option plan nor granted any stock options.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of December 31, 2014 and December 31, 2013.

Table of Contents	15

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

As of December 31, 2014 and December 31, 2013, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), include cash, accounts payable and convertible notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and December 31, 2013.

Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 or at December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and December 31, 2013.

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

The Company uses Accounting Standards Codification 220, Comprehensive Income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2014 and December 31, 2013 consisted of net income and foreign currency translation adjustments.

Table of Contents	16

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2014	December 31, 2013
Period-end CAD: USD exchange rate	0.8620	0.9399
Average Period CAD: USD exchange rate	0.9022	0.9710

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from February 1, 2006 (date of inception) through December 31, 2014.

Reliance on Key Personnel and Consultants

The Company employs one executive officer, Garth McIntosh. The Company is heavily dependent on the continued active participation of Mr. McIntosh and key consultants. The loss of Mr. McIntosh or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current period’s presentation. These reclassifications had no impact on the reported net loss.

Recently Issued Accounting Pronouncements

The Company has reviewed the recently issued, but not yet adopted, accounting standards to determine their potential effects, if any, on its results of operation, financial position and cash flows. Based on that review, the Company believes that none of those pronouncements will have a material effect on its consolidated financial statements.

Table of Contents	17

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

The financial statements for the year ended December 31, 2014 are attached hereto.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 11, 2013, the Board of Directors of the Company approved the dismissal of its then accountants, KCCW Accountancy Corp., or KCCW.

During the period from February 27, 2010 (inception) through April 11, 2013, the Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure and the former accountant's report on the Company’s financial statements for the past two years and from February 27, 2010 (inception) through December 31, 2011 did not contain an adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, scope or accounting principles, except for the substantial doubt about the Company's ability to continue as a going concern. KCCW furnished a letter dated April 11, 2013 to the SEC stating that KCCW agrees with the statements noted above.

Simultaneously on April 11, 2013, the Company engaged the accounting firm of RBSM, LLP, or RBSM, 805 Third Avenue, Suite 902 New York, New York, 10022.

During the period from February 27, 2010 (inception) through April 11, 2013, the Company did not consult with RBSM regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by RBSM, or (iii) any other matter that was the subject of a disagreement between us and KCCW or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

On February 6, 2014, the Board of Directors of the Company approved the dismissal of RBSM. Except as noted in the paragraph immediately below, the reports of RBSM on the Company’s financial statements for the years ended December 31, 2012 and 2011 and for the period from February 1, 2006 (date of inception) through December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of RBSM on the Company’s financial statements as of and for the years ended December 31, 2012 and 2011 and for the period from February 1, 2006 (date of inception) through December 31, 2012 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has suffered recurring losses since inception and is experiencing difficulty in generating sufficient cash flow to sustain its operations.

Table of Contents	18

During the years ended December 31, 2012 and 2011 and the period February 1, 2006 (date of inception) through December 31, 2012 and through February 6, 2014, the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended December 31, 2012 and 2011 and the period February 1, 2006 (date of inception) through December 31, 2012 and through February 6, 2014, there were no reportable events.

On February 6, 2014, the Company engaged Paritz & Company, P.A., or P&C, which was approved by the Board of Directors. The Company had not previously consulted with P&C regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered by P&C on the Company’s financial statements, or any matter that was either the subject of a disagreement or a reportable event.

Item 9A.     Controls and Procedures

Pursuant to Rules adopted by the SEC, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, management believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Table of Contents	19

As we are not aware of any instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time and not in the interest of our shareholders.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Table of Contents	20

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our sole officer and director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and positions of our sole executive officer and director as of the date of this Annual Report are as follows:

Name	Age	Position

Garth McIntosh 1376 Perrot Boulevard Ile Perrot, Quebec, Canada J7V 7P2	69	President, Chief Executive Officer, and sole Director

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

To our knowledge, Mr. McIntosh has not during the past ten years (i) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) had any bankruptcy petition filed by or against the business or property of such person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity; (iv) been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; (v) been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (vi) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Table of Contents	21

Code of Ethics

The Company has not as of the date hereof adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who is the sole director and officer. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code, as the development, execution and enforcement of such a code would be done by the same person, who would be the only person to whom such code applied.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of its board of directors. At this time, one person serves as the Company’s sole director and officer. The Company has no regular/ongoing operating activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences regular/ongoing operating activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. At such time, the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. During and/or with respect to the fiscal year ended December 31, 2013, each of (i) Garth McIntosh, the CEO and sole director of the Company, (ii) ICBS Ltd., a beneficial owner of more than 10% of the Company’s common stock and (iii) Radcor Inc., a beneficial owner of more than 10% of the Company’s common stock, filed a Form 3 initial statement of beneficial ownership of securities of the Company on a timely basis. Other than as disclosed in the previous sentence, to the Company’s knowledge, no director, officer or beneficial owner of more than 10% of any class of registered equity securities of the Company has filed, or failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act with respect to the Company.

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

Table of Contents	22

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Table of Contents	23

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

	December 31, 2014	December 31, 2013
Audit Fees	$15,000	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	$-	$-

Audit fees were for professional services rendered by Paritz & Company, P.A. (“P&C”) for the audits of our December 31, 2014 annual financial statements and our December 31, 2013 annual financial statements.

P&C did not bill for any other fees for services rendered to us during the years ended December 31, 2014 and December 31, 2013 for assurance and related services in connection with the audit or review of our financial statements.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

Audit of Financial Statements

For our annual financial statements for the years ended December 31, 2014 and December 31, 2013, our auditor was P&C. No audit work was performed by any other parties during those years.

Table of Contents	24

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)   The following Exhibits are filed with this Annual Report or incorporated by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, filed on October 26, 2011.

3.2	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, filed on October 26, 2011.

3.3	Specimen stock certificate of the Registrant, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10, filed on October 26, 2011.

3.4	Certificate of Merger, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed February 15, 2013.

10.1	Agreement and Plan of Merger, dated August 10, 2012, by and among Canwealth Minerals Corporation, USG1, Inc. and Kimi Royer, as representative of the USG1 Stockholders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 14, 2012.

10.2	First Amendment to Agreement and Plan of Merger, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 15, 2013.

10.3	Second Amendment to Agreement and Plan of Merger, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed February 15, 2013.

*21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed on July 8, 2013.

*31.1	Certification of the chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Table of Contents	25

CANWEALTH MINERALS CORPORATION

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2014

CANWEALTH MINERALS CORPORATION

Table of Contents	26

Table of Contents	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canwealth Minerals Corporation

We have audited the accompanying consolidated balance sheet of Canwealth Minerals Corporation (the “Company”), as of December 31, 2014 and 2013 and the related statements of comprehensive loss, stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canwealth Minerals Corporation as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements. As of December 31, 2014, the Company has a deficit accumulated of $571,282 and has incurred significant operating losses and negative cash flows. For the year ended December 31, 2014, the Company sustained a net loss of $258,303 compared to a net loss of $103,012 for the year ended December 31, 2013. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/Paritz & Company P.A.

Hackensack, New Jersey

April 14, 2015

Table of Contents	F-1

 CANWEALTH MINERALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalent	$—	$466
Total current assets	—	466

Property and equipment	39,494	43,063

Other assets:
Intangible assets	22,224	24,233
Total other assets	22,224	24,233

Total assets	$61,718	$67,762

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank indebtedness	$325	$—
Accounts payable and accrued liabilities	397,281	217,296
Convertible notes payable	64,977	22,558
Loans from non-related parties	59,046	54,775
Loans from related parties	60,074	63,451
Total current liabilities	581,703	358,080

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized, 50,771,631 and 50,769,231 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	5,077	5,077
Additional paid in capital	8,170	6,041
Other comprehensive income (loss)	38,050	11,543
Deficit accumulated	(571,282)	(312,979)
Total stockholders' deficit	(519,985)	(290,318)

Total liabilities and stockholders' deficit	$61,718	$67,762

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-2

CANWEALTH MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended December 31, 2014	For the year ended December 31, 2013

Revenue	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	254,895	102,248
Total operating expenses	254,895	102,248
Loss from operations	(254,895)	(102,248)
OTHER INCOME (EXPENSE):
Interest expense	(3,408)	(764)
Loss before provision for income taxes	(258,303)	(103,012)
Provision for income taxes:	—	—
NET LOSS	$(258,303)	$(103,012)
Loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares, basic and diluted	50,770,431	49,955,532
Comprehensive loss:
Net loss	(258,303)	(103,012)
Foreign currency translation adjustment	26,507	12,338
Comprehensive loss	$(231,796)	$(90,674)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-3

CANWEALTH MINERALS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Other
	Shares	Amount	Paid in capital	comprehensive income	Accumulated Deficit	Total

Balance, December 31, 2012	44,169,231	$4,417	$—	$(795)	$(200,787)	$(197,165)
Effect of reverse acquisition, February 11, 2013	6,600,000	660	—	—	(9,180)	(8,520)
Capital contribution	—	—	6,041	—	—	6,041
Foreign currency translation gain	—	—	—	12,338	—	12,338
Net loss for year ended December 31, 2013	—	—	—	—	(103,012)	(103,012)
Balance December 31, 2013	50,769,231	5,077	6,041	11,543	(312,979)	(290,318)
Net loss for the year ended December 31, 2014	—	—	—	—	(258,303)	(258,303)
Issuance of shares	2,400	—	2,129	—	—	2,129
Foreign currency translation	—	—	—	26,507	—	26,507
Balance December 31, 2014	50,771,631	$5,077	$8,170	$38,050	$(571,282)	$(519,985)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-4

CANWEALTH MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES :

Net loss	(258,303)	(103,012)
Adjustments to reconcile net loss to net cash used in operating activities:

Accrued interest on convertible notes payable	2,515	—
Changes in operating assets and liabilities:
Other current assets	—	3,601
Bank indebtedness	325	—
Accounts payable and accrued liabilities	179,985	51,585
Net cash used in operating activities	(75,478)	(47,826)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares	2,129	—
Cash acquired on acquisition	—	82
Proceeds from issuance of convertible note payable	39,904	2,456
Repayment of loans from related party	(3,377)	(17,023)
Proceeds from advances from others	4,271	54,775

Capital contribution	—	6,041
Net cash provided by financing activities	42,927	46,331

Effect of foreign exchange gain	32,085	1,537

Net increase (decrease) in cash and cash equivalents	(466)	42

Cash and cash equivalents at beginning of year	466	424

Cash and cash equivalents at end of year	—	466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	—	—
Cash paid during the period for income taxes	—	—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased through loans from related Parties	—	(1,127)
Intangible assets purchased through loans from related parties	—	(11,095)

Recapitalization effect on reverse acquisition	—	9,180

Sale of property and equipment to related party	—	10,024

 The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-5

 CANWEALTH MINERALS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2014

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

The Company’s year end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. As of December 31, 2014, the Company has accumulated deficit of $571,282. The Company also owns as of December 31, 2014, mining equipment with an associated cost of $39,494 and mining concessions at a cost of $22,224.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Table of Contents	F-6

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 cash consists of a checking account.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 930, Extractive Activities – Mining. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. As of December 31, 2014, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standards Codification 930, Extractive Activities –Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. The Company held mining claims with respect to five mineral properties as of December 31, 2014, which are presented as intangible assets of $22,224.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of December 31, 2014 and 2013.

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

Table of Contents	F-7

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

At December 31, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), include cash, accounts payable and convertible notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2014 and December 31, 2013.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2014 and 2013 consisted of net income and foreign currency translation adjustments.

Table of Contents	F-8

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2014	December 31, 2013
Period-end CAD: USD exchange rate	0.8620	0.9399
Average Period CAD: USD exchange rate	0.9022	0.9710

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of December 31, 2014 and December 31, 2013, the Company did not have any issued or outstanding stock options.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. As of December 31, 2014, the Company has not incurred any research and development expenses.

Reliance on Key Personnel and Consultants

The Company employs one executive officer. The Company is heavily dependent on the continued active participation of Mr. McIntosh and key consultants. The loss of any of Mr. McIntosh or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current period’s presentation. These reclassifications had no impact on the reported net loss.

Table of Contents	F-9

Impact of New Accounting Standards

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of December 31, 2014, the Company has a deficit accumulated of $571,282 and has incurred significant operating losses and negative cash flows. For the year ended December 31, 2014, the Company sustained a net loss of $258,303 compared to a net loss of $103,012 for the year ended December 31, 2013. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and its ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

The Company is seeking to raise capital through public offerings and through other potential financings and business opportunities. The Company’s goal is to raise the initial funding of approximately $15,000,000 to enable it to fund its operations for the next twelve months and beyond. These operations will be to engage a team of mining specialists and geologists, further develop the mining claims that the Company already owns, and to perform additional tests on existing claims to determine an overall strategy or mining plan. The amount of money raised will determine how long the Company will continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Mining machinery and equipment	$39,494	$43,063
Total	$39,494	$43,063

No depreciation has been charged for the years ended December 31, 2014 and 2013, since the Company is in assembly and testing mode, not in operations.

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001.

As of December 31, 2014 and December 31, 2013, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

As of December 31, 2014 and December 31, 2013, there were 50,771,631 and 50,769,231 shares of common stock issued and outstanding, respectively.

Table of Contents	F-10

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of December 31, 2014 and December 31, 2013, the Company has taken loans from shareholders of $60,074 and $63,451, respectively. No formal repayment terms or arrangements existed. The entire above loan is non-interest bearing and payable on demand.

ICBS Ltd. has given a loan to the Company and also transferred the assets worth $39,494 as of December 31, 2014. As of December 31, 2013, the Company acquired intangible asset of $22,224 through loans from related parties.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 20, 2012, the Company entered into an agreement with a third party non-affiliate to a 20% interest bearing convertible note for $22,558 ($20,000 CAD original principal amount) due on December 31, 2014, with the conversion features commencing immediately. The note is convertible into 100,000 shares of common stock of the Company. As of December 31, 2014, the balance in the note and accrued interest was $22,558. The lender has agreed to freeze interest at $4,000 CAD provided the loan is repaid on or prior to that date. In February 2015, the loan was extended to December 31, 2016.

On March 1, 2014, the Company entered into three arrangements with third parties to 10% interest bearing notes totaling $14,944, accrued interest included ($15,000 CAD original principal amount), which are convertible into common stock of the Company at the market price plus 50% additional shares at the same market price on the date of conversion.

On September 1, 2014, the Company entered into an arrangement with a third party non-affiliate to a 10% interest bearing convertible note totaling $4,788, accrued interest included ($5,000 CAD original principal amount), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On July 2, 2014, the Company entered into an arrangement with a third party non-affiliate to a 10% interest bearing convertible note totaling $4,525, accrued interest included ($5,000 CAD original principal amount), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On June 19, 2014, the Company entered into an arrangement with a third party non-affiliate to a 10% interest bearing convertible note totaling $18,161, accrued interest included ($20,000 CAD original principal amount), which is convertible into common stock of the Company at the market price plus 25% additional shares at the same market price on the date of conversion.

Interest on these loans is accrued to December 31, 2014.

NOTE 8 – LOAN FROM NON-RELATED PARTIES

The Company has loans from a non-related party of $59,046. These loans are non-interest bearing and payable on December 31, 2016.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Table of Contents	F-11

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, The Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of its operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of December 31, 2014.

NOTE 10 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been reflected in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but are not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At December 31, 2014, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $556,300, which expires in the year 2034, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular year. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The significant components of the deferred tax assets (liabilities) as of December 31, 2014 are summarized below:

Net operating loss carry forwards expiring through 2033	$556,300

Tax Asset	111,300
Less valuation allowance	(111,300)
Balance	$—

Net operating loss carry forwards 2014 (estimated)	$556,300
Balance	$556,300

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2014, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal (US) income tax rate	35.0%
Tax rate difference between Canada and USA	(15.0)%

Effective tax rate	20.0%

Table of Contents	F-12

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$556,300
Valuation allowance	(556,300)

Net Deferred Tax Asset (Liability)	$—

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

Table of Contents	F-13

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Canwealth Minerals Corporation

By:	/s/ Garth McIntosh
President (Principal Executive Officer and Principal Accounting Officer)

Dated: April 14, 2015

Pursuant to the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Garth McIntosh	Director	April 14, 2015

Table of Contents	28