Form 10-Q
period 2015-03-31
Canwealth Minerals Corp
filed 2015-05-15
CIK 1512787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______________ to _______________

Commission File Number:000-54533

CANWEALTH MINERALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2288541 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

The number of shares outstanding of the Issuer's common stock as of March 31, 2015 was 50,771,631.

CANWEALTH MINERALS CORPORATION

Item 1.   Financial Statements

 CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$22,105	$—
Total current assets	22,105	—
Property and equipment	36,126	39,494
Other assets:
Intangible assets	20,329	22,224
Total other assets	20,329	22,224
Total assets	$78,560	$61,718
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank indebtedness	$—	$325
Accounts payable and accrued liabilities	390,147	397,281
Convertible notes payable	109,394	64,977
Loans from non-related parties	54,272	59,046
Loans from related parties	57,044	60,074
Total current liabilities	610,857	581,703
Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—

Common stock; $0.0001 par value, 100,000,000 shares authorized 50,771,631 shares issued and outstanding as of March 31, 2015 and December 31, 2014	5,077	5,077
Additional paid in capital	7,933	8,170
Other comprehensive income (loss)	68,475	38,050
Deficit accumulated	(613,782)	(571,282)
Total stockholders' deficit	(532,297)	(519,985)
Total liabilities and stockholders' deficit	$78,560	$61,718

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	1

CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Revenue	$—	$—

OPERATING EXPENSES:
Selling, general and administrative	38,904	43,554
Total operating expenses	38,904	43,554
Loss from operations	(38,904)	(43,554)
OTHER INCOME (EXPENSE):
Interest (expense)	(3,596)	(43)
Loss before provision for income taxes	(42,500)	(43,597)
Provision for income taxes:	—	—
NET LOSS	$(42,500)	$(43,597)
Loss per common share, basic and diluted	$0.00	$0.00
Weighted average shares, basic and diluted	50,771,631	50,769,231
Comprehensive loss:
Net loss	(42,500)	(43,597)
Foreign currency translation adjustments	30,425	8,587
Comprehensive loss	$(12,075)	$(35,000)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Table of Contents	2

CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(42,500)	$(43,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,459)	37,011
Net cash used in operating activities	(49,959)	(6,586)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayment) of non-related parties	50,822	12,097
Advances (repayment) of related party loans	(3,030)	(2,237)
Net cash provided by financing activities	47,792	9,860
Effect of foreign exchange gain	24,272	10,671
Net increase in cash and cash equivalents	22,105	13,945
Cash and cash equivalents at beginning of period	—	466
Cash and cash equivalents at end of period	$22,105	$14,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	3

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

The Company’s year-end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. As of March 31, 2015, the Company has an accumulated deficit of $613,782. The Company also owns as of March 31, 2015, mining equipment with an associated cost of $36,126 and mining concessions at a cost of $20,329.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2015 cash consists of a checking account.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 930, Extractive Activities – Mining. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. The Company has not incurred any mine development costs to date.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities – Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. The Company held mining claims with respect to five mineral properties as of March 31, 2015, which are presented as intangible assets of $20,329.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers’ compensation and stock compensation accounting versus tax differences.

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of March 31, 2015 and 2014.

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

At March 31, 2015 and December 31, 2014, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10”), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2015 and December 31, 2014.

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

The Company uses Accounting Standard Codification 220, Comprehensive Income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2015 and 2014 consisted of net income and foreign currency translation adjustments.

Table of Contents	6

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2015	December 31, 2014	March 31, 2014
Period-end CAD: USD exchange rate	0.7885	0.8620	0.9003
Average Period CAD: USD exchange rate	0.8770	0.9022	0.9489

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of March 31, 2015 and December 31, 2014, the Company did not have any issued or outstanding stock options.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses as at March 31, 2015.

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

NOTE 4 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of March 31, 2015, the Company has an accumulated deficit of $613,782 and has incurred significant operating losses and negative cash flows since inception. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Table of Contents	7

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001.

As of March 31, 2015 and December 31, 2014, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

As of March 31, 2015 and December 31, 2014, there were 50,771,631 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of March 31, 2015 and December 31, 2014, the Company has taken loans from shareholders of $57,044 and $60,074, respectively. No formal repayment terms or arrangements existed. The entire above loan is non-interest bearing and payable on demand.

ICBS Ltd. has given a loan to the Company and also transferred the assets which are worth $36,126 as of March 31, 2015. As of March 31, 2015, the balance of intangible assets acquired through loans from related parties was $20,329.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 20, 2012, the Company entered into an agreement with a third party non-affiliate to a 20% interest bearing convertible note for 20,000 CAD ($18,924) due on December 31, 2014, with the conversion features commencing immediately. The note is convertible into 100,000 shares of common stock of the Company. The lender has agreed to freeze interest at 4,000 CAD provided the loan is repaid on or prior to that date. In February 2015, the loan was extended to December 31, 2016.

On March 1, 2014, the Company entered into three arrangements with third parties to 10% interest bearing notes totaling 15,000 CAD ($14,008), which are convertible into common stock of the Company at the market price plus 50% additional shares at the same market price on the date of conversion.

On September 1, 2014, the Company entered into an arrangement with a third party non-affiliate to a 10% interest bearing convertible note for 5,000 CAD ($4,377), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On July 2, 2014, the Company entered into an arrangement with a third party non-affiliate to a 10% interest bearing convertible note for 5,000 CAD ($4,241), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On June 19, 2014, the Company entered into an arrangement with a third party non-affiliate to a 10% interest bearing convertible note for 20,000 CAD ($17,022), which is convertible into common stock of the Company at the market price plus 25% additional shares at the same market price on the date of conversion.

On January 30, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $50,822, which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

Table of Contents	8

Interest on these loans has been accrued to March 31, 2015.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of March 31, 2015.

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

Results of Operations

We have received no income and have incurred operating expenses for general corporate overhead and professional fees.

The Company sustained a net loss of $42,500 during the three-month period ended March 31, 2015 as compared to a net loss of $43,597 during the three-month period ended March 31, 2014.

General and administrative expenses for the three-month period ended March 31, 2015 totaled $38,904 as compared to $43,554 for the three-month period ended March 31, 2014. These expenses consisted mainly of professional, legal and accounting fees.

Table of Contents	10

The following chart summarizes operating expenses and other income and expenses for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31, 2015	For the three months ended March 31, 2014
Revenue	$	—	$—
OPERATING EXPENSES:
Selling, general and administrative		38,904	43,554
Total operating expenses		38,904	43,554

Loss from operations		(38,904)	(43,554)

OTHER INCOME (EXPENSE):
Interest expense		(3,596)	(43)

Loss before provision for income taxes		(42,500)	(43,597)
Provision for income taxes :
Current		—	—
Deferred		—	—
Total income taxes		—	—

NET LOSS	$	(42,500)	$(43,597)

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of March 31, 2015, the Company had a deficit accumulated during exploration stage of $613,782 and has incurred significant operating losses and negative cash flows. For the three months ended March 31, 2015, the Company sustained a net loss of $42,500 compared to a net loss of $43,597 for the three months ended March 31, 2014.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and we are not required to provide the information under this item pursuant to Regulation S-K.

Table of Contents	11

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

Table of Contents	12

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2014, the Company entered into three arrangements with third parties to 10% interest bearing notes totaling 15,000 CAD ($14,008), which are convertible into common stock of the Company at the market price plus 50% additional shares at the same market price on the date of conversion.

On June 19, 2014, the Company entered into an arrangement with a third party non-affiliate to a 10% interest bearing convertible note for 20,000 CAD ($17,022), which is convertible into common stock of the Company at the market price plus 25% additional shares at the same market price on the date of conversion.

On July 2, 2014, the Company entered into an arrangement with a third party non-affiliate to a 10% interest bearing convertible note for 5,000 CAD ($4,241), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On September 1, 2014, the Company entered into an arrangement with a third party non-affiliate to a 10% interest bearing convertible note for 5,000 CAD ($4,377), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On January 30, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $50,822, which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

The securities referenced in this Item 2 were issued by the Company pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None

Table of Contents	13

Item 6.   Exhibits

The following exhibits are furnished with this report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

Table of Contents	14

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canwealth Minerals Corporation

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

Date:	May 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

By:	/s/ Garth McIntosh
Garth McIntosh
Chief FinancialOfficer

Date:	May 15, 2015

Table of Contents	15