Form 10-Q
period 2015-06-30
Canwealth Minerals Corp
filed 2015-08-14
CIK 1512787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Issuer's common stock as of June 30, 2015, was 50,771,631.

CANWEALTH MINERALS CORPORATION

Item 1. Financial Statements

CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalent	$1,335	$—

Total current assets	1,335	—

Property and equipment	36,681	39,494
Other assets:
Intangible assets	20,641	22,224
Total other assets	20,641	22,224

Total assets	$58,657	$61,718

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank indebtedness	$—	$325
Accounts payable and accrued liabilities	417,862	397,281
Convertible note payable	116,332	64,977
Loans from non-related parties	53,779	59,046
Loans from related parties	50,814	60,074
Total current liabilities	638,787	581,703

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized 50,771,631 shares issued and outstanding as of June 30, 2015 and December 31, 2014	5,077	5,077
Additional paid in capital	7,962	8,170
Other comprehensive income (loss)	63,421	38,050
Deficit accumulated	(656,590)	(571,282)
Total stockholders' deficit	(580,130)	(519,985)

Total liabilities and stockholders' deficit	$58,657	$61,718

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Table of Contents	1

CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014	For the three months ended June 30, 2015	For the three months ended June 30, 2014

Revenue	$—	$—	$—	$—

OPERATING EXPENSES:
Selling, general and administrative	78,475	119,864	39,571	76,310
Total operating expenses	78,475	119,864	39,571	76,310

Loss from operations	(78,475)	(119,864)	(39,571)	(76,310)
OTHER INCOME (EXPENSE):
Interest (expense)	(6,833)	(330)	(3,237)	(287)

Loss before provision for income taxes	(85,308)	(120,194)	(42,808)	(76,597)
Provision for income taxes :	—	—	—	—

NET LOSS	(85,308)	(120,194)	(42,808)	$(76,597)
Loss per common share, basic and diluted	0.00	0.00	0.00	$0.00

Weighted average shares, basic and diluted	50,771,631	50,769,231	50,771,631	50,769,231

Comprehensive loss:
Net Loss	(85,308)	(120,194)	(42,808)	(76,597)
Foreign currency translation adjustment	25,371	(2,051)	(5,054)	(10,648)

Comprehensive loss	$(59,937)	$(122,245)	(47,862)	$(87,245)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Table of Contents	2

CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(85,308)	$(120,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	20,256	76,678
Net cash used in operating activities	(65,052)	(43,516)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	51,355	—
Advances (repayments) of non-related parties	(5,267)	41,401
Advances (repayments) of related parties	(9,260)	679

Net cash provided by financing activities	36,828	42,080

Effect of foreign exchange gain	29,559	5,926

Net increase in cash and cash equivalents	1,335	4,490

Cash and cash equivalents at beginning of period	—	466

Cash and cash equivalents at end of period	$1,335	$4,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	3

CANWEALTH MINERALS CORPORATION

Notes to Interim Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Canwealth Minerals Corporation (“Canwealth” or the “Company”) was organized on February 1, 2006 under the laws of the Canada Business Corporations Act.

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

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. As of June 30, 2015, the Company has an accumulated deficit of $656,590.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

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

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (“Topic 915”): Elimination of Certain Financial Reporting Requirements, and no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of financial statements are as follows:

Table of Contents	4

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2015, cash consists of a checking account.

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

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standards Codification 930, Extractive Activities – Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. The Company held mining claims with respect to five mineral properties as of June 30, 2015, which are presented as intangible assets of $20,641.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of June 30, 2015 and 2014.

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

As of June 30, 2015 and December 31, 2014, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2015 and December 31, 2014.

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

The Company uses Accounting Standard Codification 220, Comprehensive Income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2015 and 2014 consisted of net loss and foreign currency translation adjustments.

Table of Contents	6

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
Period-end CAD: USD exchange rate	0.8006	0.8620	0.9237
Average Period CAD: USD exchange rate	0.8545	0.9022	0.9372

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of June 30, 2015 and December 31, 2014, the Company did not have any issued or outstanding stock options.

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

Reliance on Key Personnel and Consultants

The Company has three executive officers. The Company is heavily dependent on the continued active participation of its executive officers and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of June 30, 2015, the Company has an accumulated deficit of $656,590 and has incurred significant operating losses and negative operating cash flows since inception. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Table of Contents	7

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001.

As of June 30, 2015 and December 31, 2014, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

As of June 30, 2015 and December 31, 2014, there were 50,771,631 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of June 30, 2015 and December 31, 2014, the Company has taken loans from shareholders of $50,814 and $60,074, respectively. No formal repayment terms or arrangements existed. The entire above loan is non-interest bearing and payable on demand.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 20, 2012, the Company entered into an agreement with a third party non-affiliate to a 20% interest bearing convertible note for $20,000 CAD ($19,214 US) due on December 31, 2016, with the conversion features commencing immediately. The note is convertible into 100,000 shares of common stock of the Company. As of June 30, 2015, the balance in the note and accrued interest was $19,214. The lender has agreed to freeze interest at $4,000 CAD provided the loan is repaid on or prior to that date. As of March 31, 2015, the note was extended to December 31, 2016.

On March 1, 2014, the Company entered into three arrangements with third parties to 10% interest bearing notes totaling $16,000 CAD ($15,581 US), each of which is convertible into common stock of the Company at the market price plus 50% additional shares at the same market price on the date of conversion.

On June 19, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $20,000 CAD ($18,512 US), which is convertible into common stock of the Company at the market price plus 25% additional shares at the same market price on the date of conversion.

On July 2, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $5,000 CAD ($4,600 US), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On September 1, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $5,000 CAD ($4,743 US), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On January 30, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $50,000 US, which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

On May 15, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $2,390 CAD ($1,938 US), which is convertible into common shares of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

Table of Contents	8

NOTE 8 – LOAN FROM NON-RELATED PARTIES

As of June 30, 2015, the Company has loans from a non-related party of $53,779. These loans are non-interest bearing and payable on December 31, 2016.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of June 30, 2015.

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

Results of Operations

During the six month period ended June 30, 2015, Canwealth Minerals Corporation incurred legal and professional fees. The $78,475 of operating expenses consisted mostly of management, legal and accounting fees. In the prior year, the Company incurred $119,864 of operating expenses during the same six month period ended June 30, 2014.

We reported a net loss of $85,308 during the six months ended June 30, 2015, as compared to a net loss of $120,194 during the six months ended June 30, 2014.

General and administrative expenses were $39,571 for the three months ended June 30, 2015. General and administrative expenses for the three months ended June 30, 2014 were $76,310. The general and administrative expenses decreased primarily due to a decrease in management compensation during the six month period ended June 30, 2015.

Table of Contents	10

The following chart summarizes operating expenses and other income and expenses for the six months ended June 30, 2015 and the six months ended June 30, 2014:

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Revenue	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	78,475	119,864
Total operating expenses	78,475	119,864

Loss from operations	78,475	119,864

OTHER INCOME (EXPENSE):
Interest expense	(6,833)	(330)

Loss before provision for income taxes	(85,308)	(120,194)
Provision for income taxes :
Current	—	—
Deferred	—	—
Total income taxes	—	—

NET LOSS	$(85,308)	$(120,194)

The following chart summarizes operating expenses and other income and expenses for the three months ended June 30, 2015 and the three months ended June 30, 2014:

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Revenue	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	39,571	76,310
Total operating expenses	39,571	76,310

Loss from operations	39,571	76,310

OTHER INCOME (EXPENSE):
Interest expense	(3,237)	(287)

Loss before provision for income taxes	(42,808)	(76,597)
Provision for income taxes :
Current	—	—
Deferred	—	—
Total income taxes	—	—

NET LOSS	$(42,808)	$(76,597)

Table of Contents	11

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of June 30, 2015, the Company had a deficit accumulated of $656,590 and has incurred significant operating losses and negative cash flows. For the six months ended June 30, 2015, the Company sustained a net loss of $85,308 compared to a net loss of $120,194 for the six months ended June 30, 2014.

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

Item 4. Controls and Procedures

Pursuant to rules adopted by the SEC, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done as of June 30, 2015 under the supervision and with the participation of the Company’s principal executive officer (who is also the Company’s principal financial officer). Based upon that evaluation, management believes that there is a material weakness in the Company’s disclosure controls and procedures that compromises their effectiveness in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company. There have not been any significant changes in internal controls or in other factors that have significantly affected the Company’s internal controls subsequent to the aforementioned evaluation.

Management's Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of last day of the period covered by this Quarterly Report, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Table of Contents	12

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting.  This material weakness included inadequate staffing and supervision within the bookkeeping and accounting operations of our Company.  The relatively small number of individuals who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2014, the Company entered into three arrangements with third parties to 10% interest bearing notes totaling $16,000 CAD ($15,581 US), each of which is convertible into common stock of the Company at the market price plus 50% additional shares at the same market price on the date of conversion.

On June 19, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $20,000 CAD ($18,512 US), which is convertible into common stock of the Company at the market price plus 25% additional shares at the same market price on the date of conversion.

On July 2, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $5,000 CAD ($4,600 US), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On September 1, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $5,000 CAD ($4,743 US), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On January 30, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $50,000 US, which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

On May 15, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $2,390 CAD ($1,938 US), which is convertible into common shares of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

The securities referenced in this Item 2 were issued by the Company pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Table of Contents	14

Item 6. Exhibits

The following exhibits are furnished with this report:

Exhibit No. Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

** Filed herewith

Table of Contents	15

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canwealth Minerals Corporation

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

Date:	August 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Financial Officer

Date:	August 14, 2015

Table of Contents	16