Form 10-Q
period 2015-09-30
Canwealth Minerals Corp
filed 2015-11-12
CIK 1512787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________ to _______________

Commission File Number: 000-54533

CANWEALTH MINERALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-2288541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defin R12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the Issuer's common stock as of September 30, 2015 was 50,771,631.

CANWEALTH MINERALS CORPORATION

Item 1. Financial Statements

 CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalent	$2,138	$—

Total current assets	2,138	—

Property and equipment	34,207	39,494
Other assets:
Intangible assets	19,249	22,224
Total other assets	19,249	22,224

Total assets	$55,594	$61,718

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank indebtedness	$—	$325
Accounts payable and accrued liabilities	407,816	397,281
Convertible note payable	122,498	64,977
Loans from non-related parties	50,152	59,046
Loans from related parties	44,399	60,074
Total current liabilities	624,865	581,703

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized
50,771,631 shares issued and outstanding as of September 30, 2015 and December 31, 2014	5,077	5,077
Additional paid in capital	7,833	8,170
Other comprehensive income (loss)	84,379	38,050
Deficit accumulated	(666,560)	(571,282)
Total stockholders' deficit	(569,271)	(519,985)

Total liabilities and stockholders' deficit	$55,594	$61,718

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Table of Contents	1

CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Revenue	$—	$—	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	86,184	133,680	7,709	13,816
Total operating expenses	86,184	133,680	7,709	13,816
Loss from operations	(86,184)	(133,680)	(7,709)	(13,816)
OTHER INCOME (EXPENSE):
Interest (expense)	(9,094)	(622)	(2,261)	(292)
Loss before provision for income taxes	(95,278)	(134,302)	(9,970)	(14,108)
Provision for income taxes :	—	—	—	—
NET LOSS	(95,278)	(134,302)	(9,970)	$(14,108)
Loss per common share, basic and diluted	0.00	0.00	0.00	$0.00
Weighted average shares, basic and diluted	50,771,631	50,770,831	50,771,631	50,771,631
Comprehensive loss:
Net Loss	(95,278)	(134,302)	(9,970)	(14,108)
Foreign currency translation adjustment	46,329	16,844	20,958	18,895
Comprehensive loss	$(48,949)	$(117,458)	10,988	$4,787

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Table of Contents	2

CANWEALTH MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(95,278)	$(134,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Bank indebtedness	(325)	—
Accounts payable and accrued liabilities	10,535	69,597
Net cash used in operating activities	(85,068)	(64,705)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	—	2,129
Proceeds from issuance of convertible notes payable	57,521	41,417
Advances (repayments) of non-related parties	(8,894)	6,338
Advances (repayments) of related parties	(15,675)	(5,471)

Net cash provided by financing activities	32,952	44,413

Effect of foreign exchange gain	54,254	20,260

Net increase (decrease) in cash and cash equivalents	2,138	(32)

Cash and cash equivalents at beginning of period	—	466

Cash and cash equivalents at end of period	$2,138	$434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Table of Contents	3

CANWEALTH MINERALS CORPORATION

Notes to Interim Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. As of September 30, 2015 the Company had an accumulated deficit of $666,560.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2015 cash consists of a checking account.

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

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standards Codification 930, Extractive Activities – Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. The Company held mining claims with respect to five mineral properties as of September 30, 2015, which are presented as intangible assets of $19,249.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. There were no diluted shares as of September 30, 2015 and 2014.

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

As of September 30, 2015 and December 31, 2014, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015.

Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2015 and December 31, 2014.

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

The Company uses Accounting Standards Codification 220, Comprehensive Income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months ended September 30, 2015 and 2014 consisted of net loss and foreign currency translation adjustments.

Table of Contents	6

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	September 30, 2015	December 31, 2014	September 30, 2014
Period-end CAD: USD exchange rate	0.7466	0.8620	0.8922
Average Period CAD: USD exchange rate	0.7936	0.9022	0.9264

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of September 30, 2015 and December 31, 2014, the Company did not have any issued or outstanding stock options.

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

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of September 30, 2015, the Company had an accumulated deficit of $666,560. The Company has incurred significant operating losses and negative operating cash flows since inception. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Table of Contents	7

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.0001. As of September 30, 2015 and December 31, 2014, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

As of September 30, 2015 and December 31, 2014 there were 50,771,631 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Garth McIntosh, the Company’s Chairman of the Board, Chief Executive Officer and President, is also a majority shareholder of ICBS Ltd. which is the largest shareholder of Canwealth Minerals Corporation. As of September 30, 2015 and December 31, 2014, the Company had taken loans from shareholders of $44,399 and $60,074, respectively. No formal repayment terms or arrangements existed. The entire above loan is non-interest bearing and payable on demand.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On October 20, 2012, the Company entered into an agreement with a third party non-affiliate to a 20% interest bearing convertible note for $20,000 CAD ($17,918 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015) due on December 31, 2016, with the conversion features commencing immediately. The note is convertible into 100,000 shares of common stock of the Company. The lender has agreed to freeze interest at $4,000 CAD provided the loan is repaid on or prior to that date. As of February 26, 2015, the note was extended to December 31, 2016.

On March 1, 2014, the Company entered into three arrangements with third parties to 10% interest bearing notes totaling $16,000 CAD ($14,826 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), each of which is convertible into common stock of the Company at the market price plus 50% additional shares at the same market price on the date of conversion.

On June 19, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $20,000 CAD ($17,632 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 25% additional shares at the same market price on the date of conversion.

On July 2, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $5,000 CAD ($4,381 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On September 1, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $5,000 CAD ($4,515 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On January 30, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $50,000 US, which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion. As of September 30, 2015, interest of $2,798 US had been accrued under this convertible note and the total amount payable under this convertible note was $52,798 US.

Table of Contents	8

On May 15, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $2,390 CAD ($1,851 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

On July 2, 2015, the Company entered into an agreement with a third party non-affiliate to an 8% interest bearing convertible note for $5,000 CAD ($3,807 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

On July 17, 2015, the Company entered into an agreement with a third party non-affiliate to an 8% interest bearing convertible note for $1,320 CAD ($1,002 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

On September 1, 2015, the Company entered into an agreement with a third party non-affiliate to an 8% interest bearing convertible note for $5,000 CAD ($3,769 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

NOTE 8 - LOAN FROM NON-RELATED PARTIES

As of September 30, 2015, the Company had loans from a non-related party of $50,152. These loans are non-interest bearing and payable on December 31, 2016.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently lease facilities.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of September 30, 2015.

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

Prior to the consummation of the merger described in the following paragraph, the stockholders of Canwealth Quebec contributed their shares of Canwealth Quebec to Canwealth Minerals Corporation, a Delaware corporation (“Canwealth Delaware”), in exchange for shares of Canwealth Delaware common stock. As a result, Canwealth Quebec became a wholly-owned subsidiary of Canwealth Delaware.

On August 10, 2012, USG1, Inc., the Company’s predecessor (“USG1”), entered into an Agreement and Plan of Merger with Canwealth Delaware and Kimi Royer, as representative of the USG1 stockholders, pursuant to which Canwealth Delaware would merge with and into USG1. The closing of the merger as contemplated by the Agreement and Plan of Merger, as then amended, occurred on February 11, 2013. At the closing, the existing shares of Canwealth Delaware common stock converted into 44,169,231 shares of USG1 common stock, and the existing USG1 stockholders continued to hold 6,600,000 shares of USG1 common stock. Contemporaneously with the closing of the merger, the corporate name “USG1, Inc.” was changed to “Canwealth Minerals Corporation”. As a result of the merger, USG1 succeeded to the mining business and operations of the Canwealth entities.

On October 5, 2015, the Company and Kimi Royer, as representative of the USG1 stockholders, entered into a Third Amendment to the Agreement and Plan of Merger referenced in the preceding paragraph (the “Third Amendment”). Under the aforementioned Agreement and Plan of Merger, as amended prior to October 5, 2015, the Company is obligated to pay to Kimi Royer, in her capacity as representative of the USG1 stockholders, as consideration for the merger described in the preceding paragraph, the aggregate amount of $50,000. The Third Amendment amends the aforementioned Agreement and Plan of Merger, as previously amended, to provide among other things that the Company will make the $50,000 payment referenced in the preceding sentence on or before June 30, 2016. Other than as expressly modified by the Third Amendment, the aforementioned Agreement and Plan of Merger, as previously amended, remains in full force and effect.

Results of Operations

During the nine month period ended September 30, 2015, Canwealth Minerals Corporation incurred legal and professional fees. The $86,184 of operating expenses consisted mostly of management, legal and accounting fees. In the prior year, the Company incurred $133,680 of operating expenses during the nine month period ended September 30, 2014.

We had a net loss of $95,278 during the nine months ended September 30, 2015 as compared to a net loss of $134,302 during the nine months ended September 30, 2014.

Table of Contents	10

General and administrative expenses were $7,709 for the three months ended September 30, 2015. General and administrative expenses for the three months ended September 30, 2014 were $13,816. The general and administrative expenses decreased primarily due to a decrease in management compensation for the nine month period ended September 30, 2015.

The following chart summarizes operating expenses and other income and expenses for the nine months ended September 30, 2015 and the nine months ended September 30, 2014:

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Revenue	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	86,184	133,680
Total operating expenses	86,184	133,680

Loss from operations	86,184	133,680

OTHER INCOME (EXPENSE):
Interest expense	(9,094)	(622)

Loss before provision for income taxes	(95,278)	(134,302)
Provision for income taxes :
Current	—	—
Deferred	—	—
Total income taxes	—	—

NET LOSS	$(95,278)	$(134,302)

Table of Contents	11

The following chart summarizes operating expenses and other income and expenses for the three months ended September 30, 2015 and the three months ended September 30, 2014:

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Revenue	$—	$—
OPERATING EXPENSES:
Selling, general and administrative	7,709	13,816
Total operating expenses	7,709	13,816

Loss from operations	(7,709)	(13,816)

OTHER INCOME (EXPENSE):
Interest expense	(2,261)	(292)

Loss before provision for income taxes	(9,970)	(14,108)
Provision for income taxes :
Current	—	—
Deferred	—	—
Total income taxes	—	—

NET LOSS	$(9,970)	$(14,108)

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of September 30, 2015, the Company had a deficit accumulated of $666,560 and has incurred significant operating losses and negative cash flows. For the nine months ended September 30, 2015, the Company sustained a net loss of $95,278 compared to a net loss of $134,302 for the nine months ended September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and we are not required to provide the information under this item pursuant to Regulation S-K.

Table of Contents	12

Item 4. Controls and Procedures

Pursuant to rules adopted by the SEC, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done as of September 30, 2015 under the supervision and with the participation of the Company’s principal executive officer (who is also the Company’s principal financial officer). Based upon that evaluation, management believes that there is a material weakness in the Company’s disclosure controls and procedures that compromises their effectiveness in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company. There have not been any significant changes in internal controls or in other factors that have significantly affected the Company’s internal controls subsequent to the aforementioned evaluation.

Management's Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of last day of the period covered by this Quarterly Report, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2014, the Company entered into three arrangements with third parties to 10% interest bearing notes totaling $16,000 CAD ($14,826 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), each of which is convertible into common stock of the Company at the market price plus 50% additional shares at the same market price on the date of conversion.

On June 19, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $20,000 CAD ($17,632 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 25% additional shares at the same market price on the date of conversion.

On July 2, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $5,000 CAD ($4,381 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On September 1, 2014, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $5,000 CAD ($4,515 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 33% additional shares at the same market price on the date of conversion.

On January 30, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $50,000 US, which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion. As of September 30, 2015, interest of $2,798 US had been accrued under this convertible note and the total amount payable under this convertible note was $52,798 US.

On May 15, 2015, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible note for $2,390 CAD ($1,851 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

On July 2, 2015, the Company entered into an agreement with a third party non-affiliate to an 8% interest bearing convertible note for $5,000 CAD ($3,807 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

On July 17, 2015, the Company entered into an agreement with a third party non-affiliate to an 8% interest bearing convertible note for $1,320 CAD ($1,002 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

Table of Contents	14

On September 1, 2015, the Company entered into an agreement with a third party non-affiliate to an 8% interest bearing convertible note for $5,000 CAD ($3,769 US, which reflects the balance of this note and the accrued and unpaid interest thereon as of September 30, 2015), which is convertible into common stock of the Company at the market price plus 40% additional shares at the same market price on the date of conversion.

The securities referenced in this Item 2 were issued by the Company pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are furnished with this report:

Exhibit No. Description

2	Third Amendment to Agreement and Plan of Merger, entered into as of October 5, 2015**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

** Filed herewith

Table of Contents	15

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canwealth Minerals Corporation

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

Date:	November 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Executive Officer

By:	/s/ Garth McIntosh
Garth McIntosh
Chief Financial Officer

Date:	November 11, 2015

Table of Contents	16